Form 10-Q
period 2011-09-30
C&J Energy Services, Inc.
filed 2011-11-10
CIK 1509273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-35255
C&J Energy Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5673219 (I.R.S. Employer Identification No.)

10375 Richmond Avenue, Suite 2000 Houston, Texas (Address of principal executive offices)	77042 (Zip Code)
Registrant’s telephone number, including area code: (713) 260-9900
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at November 4, 2011, was 51,886,574.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	1

Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010	2

Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2010 and the nine months ended September 30, 2011	3

Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	4

Notes to Consolidated Financial Statements	5

Cautionary Note Regarding Forward-Looking Statements	19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosure About Market Risk	38

Item 4. Controls and Procedures	38

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6. Exhibits	39

Signatures	41
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

-i-

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$50,640	$2,817
Accounts receivable, net of allowance of $740 at September 30, 2011 and $509 at December 31, 2010	88,678	44,354
Inventories, net	26,954	8,182
Prepaid and other current assets	8,713	3,768
Deferred tax assets	764	265

Total current assets	175,749	59,386

Property, plant and equipment, net of accumulated depreciation of $40,487 at September 30, 2011 and $27,712 at December 31, 2010	188,782	88,395

Other assets:
Goodwill	65,057	60,339
Intangible assets, net of accumulated amortization of $6,915 at September 30, 2011 and $4,498 at December 31, 2010	26,655	5,768
Deposits on equipment under construction	2,959	8,413
Deferred financing costs, net of accumulated amortization of $265 at September 30, 2011 and $506 at December 31, 2010	2,675	3,190
Other noncurrent assets, net	598	597

Total assets	$462,475	$226,088

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$51,298	$14,524
Current portion of long-term debt	—	27,222
Accrued expenses	13,802	6,740
Income taxes payable	4,234	6,525
Customer advances and deposits	5,958	4,000
Other current liabilities	33	33

Total current liabilities	75,325	59,044

Long-term debt	—	44,817

Deferred tax liabilities	47,791	12,058

Other long-term liabilities	1,047	723

Total liabilities	124,163	116,642

Stockholders’ equity
Common stock, par value of $.01, 100,000,000 shares authorized, 51,886,574 issued and outstanding at September 30, 2011 and 47,499,074 issued and outstanding at December 31, 2010	519	475
Additional paid-in capital	198,513	78,288
Retained earnings	139,280	30,683

Total stockholders’ equity	338,312	109,446

Total liabilities and stockholders’ equity	$462,475	$226,088

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	$229,027	$83,921	$538,403	$158,361

Cost of sales	138,832	52,578	318,949	102,872

Gross profit	90,195	31,343	219,454	55,489

Selling, general and administrative expenses	15,690	4,669	36,219	11,384

(Gain) loss on disposal of assets	53	—	(20)	1,582

Operating income	74,452	26,674	183,255	42,523

Other income (expense):
Interest expense, net	(666)	(3,866)	(3,824)	(13,444)
Loss on early extinguishment of debt	—	—	(7,605)	—
Other income (expense), net	(1)	(81)	(40)	(38)

Total other expense, net	(667)	(3,947)	(11,469)	(13,482)

Income before income taxes	73,785	22,727	171,786	29,041

Income tax expense	27,511	8,917	63,189	11,271

Net income	$46,274	$13,810	$108,597	$17,770

Net income per common share (see Note 1):
Basic	$0.92	$0.30	$2.24	$0.38

Diluted	$0.89	$0.29	$2.18	$0.37

Weighted average common shares outstanding:
Basic	50,315	46,323	48,448	46,323

Diluted	52,205	48,259	49,863	47,689

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)

				Retained
	Common Stock		Additional	Earnings
	Number of	Amount, at	Paid-in	(Accumulated
	Shares	$0.01 par value	Capital	Deficit)	Total
Balance, December 31, 2009	46,323	$463	$66,925	$(1,589)	$65,799

Exercise of warrants	1,176	12	10,729	—	10,741

Stock-based compensation	—	—	634	—	634

Net income	—	—	—	32,272	32,272

Balance, December 31, 2010	47,499	475	78,288	30,683	109,446

Issuance of common stock*	4,300	43	112,243	—	112,286

Exercise of stock options*	88	1	124	—	125

Excess tax benefit from stock-based award activity*	—	—	512	—	512

Stock-based compensation*	—	—	7,346	—	7,346

Net income*	—	—	—	108,597	108,597

Balance, September 30, 2011*	51,887	$519	$198,513	$139,280	$338,312

*	Unaudited
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$108,597	$17,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,640	7,855
Deferred income taxes	31,346	6,646
Provision for doubtful accounts, net of write-offs	205	437
(Gain) loss on disposal of assets	(20)	1,582
Loss on change in fair value of warrant liability	—	8,335
Stock-based compensation expense	7,346	98
Excess tax benefit from stock-based award activity	(512)
Non cash paid in kind interest expense	—	278
Amortization of deferred financing costs	556	491
Write-off of deferred financing costs related to early extinguishment of debt	2,899	—
Net effect of changes in assets and liabilities related to operating accounts	(24,867)	(15,723)

Cash provided by operating activities	141,190	27,769

Cash flows from investing activities:
Purchases of and deposits on property and equipment	(106,471)	(18,647)
Payments made to acquire Total E&S, Inc., net of cash acquired	(27,225)	—
Proceeds from disposal of property and equipment	2,384	25

Cash used in investing activities	(131,312)	(18,622)

Cash flows from financing activities:
Payments on revolving debt, net	(3,100)	(37,500)
Proceeds from long-term debt	119,850	65,000
Repayments of long-term debt	(188,789)	(28,059)
Repayments of capital lease obligations	—	(40)
Financing costs	(2,939)	(2,618)
Proceeds from initial public offering, net of transaction fees	112,286	—
Proceeds from stock options exercised	125	—
Excess tax benefit from stock-based award activity	512	—

Cash provided by (used in) financing activities	37,945	(3,217)

Net increase in cash and cash equivalents	47,823	5,930
Cash and cash equivalents, beginning of period	2,817	1,178

Cash and cash equivalents, end of period	$50,640	$7,108

Supplemental cash flow disclosure:
Cash paid for interest	$2,901	$3,950

Cash paid for taxes	$33,788	$2,443

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 – Organization, Nature of Business and Summary of Significant Accounting Policies
     C&J Energy Services, Inc. (“C&J”) was incorporated in Texas in 2006 and re-incorporated in Delaware in 2010. C&J is a holding company and substantially all of its operations are conducted through, and substantially all of its assets are held by, C&J Spec-Rent Services, Inc. (“Spec-Rent”) and Total E&S, Inc. (“Total”). C&J owns 100% of the outstanding capital stock of Spec-Rent, an Indiana corporation, and in April 2011 Spec-Rent acquired 100% of the outstanding capital stock of Total, an Indiana corporation. C&J, Spec-Rent and Total are herein collectively referred to as the “Company” and Spec-Rent and Total are herein collectively referred to as the “Subsidiaries.”
     The Company provides hydraulic fracturing, coiled tubing and pressure pumping services to oil and natural gas exploration and production companies operating in basins in South Texas, East Texas/North Louisiana, Western Oklahoma and West Texas/East New Mexico. Through Total, the Company also manufactures and repairs equipment for companies in the energy services industry as well as equipment to fulfill the Company’s internal equipment demands.
     The nature of its operations and the regions in which the Company operates are subject to changing economic, regulatory and political conditions. The Company is vulnerable to, among other things, near-term and long-term changes in the demand for and prices of oil and natural gas and the related demand for oilfield service operations.
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
     These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010, which are included in the Company’s final prospectus (Registration Statement No. 333-173177) dated July 28, 2011 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Final Prospectus”). The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.
Principles of Consolidation
     These consolidated financial statements include the accounts of C&J and its Subsidiaries. All significant inter-company transactions and accounts have been eliminated upon consolidation.
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
     Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value) and appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Manufacturing parts	$3,708	$—
Work-in-process	3,776	—
Finished goods	19,816	8,219

	27,300	8,219
Inventory reserve	(346)	(37)

	$26,954	$8,182

Property, Plant and Equipment
     Property, plant and equipment is recorded at cost less accumulated depreciation. Maintenance and repairs, which do not improve or extend the life of the related assets, are charged to expense when incurred. Refurbishments and renewals are capitalized when the value of the equipment is enhanced for an extended period. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operating income.
     The cost of property and equipment currently in service is depreciated, on a straight-line basis, over the estimated useful lives of the related assets, which range from three to 25 years.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
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
     Materials Consumed While Performing Services. The Company generates revenue from chemicals and proppants that are consumed while performing hydraulic fracturing services. The Company charges fees to its customers based on the amount of chemicals and proppants used in providing these services. In addition, ancillary to coiled tubing and pressure pumping revenue, the Company generates revenue from various fluids and supplies that are necessarily consumed during those processes. The Company does not sell or otherwise charge a fee separate and apart from the services it provides for any of the materials consumed while performing hydraulic fracturing, coiled tubing or pressure pumping services.
     Equipment Manufacturing Revenue. The Company enters into arrangements to construct equipment for only those customers for which the Company believes that collectability is reasonably

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
assured. Revenue is recognized and the customer is invoiced upon the completion and delivery of each order to the customer.
Stock-Based Compensation
     The Company accounts for stock-based compensation cost based on the grant date fair value by using the Black-Scholes option-pricing model. The Company recognizes stock-based compensation cost on a straight-line basis over the requisite service period. Further information regarding stock-based compensation can be found in Note 5 – Stock-Based Compensation.
Fair Value of Financial Instruments
     The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued warrants, notes payable and long-term debt. The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values based on their short-term nature. The carrying values of notes payable and long-term debt approximate their fair values, as interest approximates market rates. See Note 4 – Fair Value of Financial Instruments for further information regarding the fair value of warrants.
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
     The components of the deferred tax assets and liabilities are individually classified as current and noncurrent based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the applicable periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands, except per share amounts)
Numerator:
Net income attributed to common shareholders	$46,274	$13,810	$108,597	$17,770

Denominator:
Weighted average common shares outstanding	50,315	46,323	48,448	46,323

Effect of potentially dilutive common shares:
Warrants and stock options	1,890	1,936	1,415	1,366

Weighted average common shares outstanding and assumed conversions	52,205	48,259	49,863	47,689

Income per common share:
Basic	$0.92	$0.30	$2.24	$0.38

Diluted	$0.89	$0.29	$2.18	$0.37

Potentially dilutive securities excluded as anti- dilutive	792	—	2,748	216

Recent Accounting Pronouncements
     In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, “Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 addresses diversity in the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The Company adopted ASU 2010-29 on January 1, 2011. This update had no impact on the Company’s consolidated financial statements.
     In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other” (“ASU 2011-08”). ASU 2011-08 allows a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test for that reporting unit would be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company has elected to early adopt this update to be effective for the fiscal year beginning January 1, 2011. This update is expected to change the process that the Company uses to determine if goodwill is impaired but is not expected to have a material impact on its consolidated financial statements.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Reclassifications
     Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year presentations, which had no effect on the financial position, results of operations or cash flows of the Company.
Note 2 — Long-Term Debt
     Long-term debt consisted of the following:

	September 30,	December 31,
	2011	2010
Senior Secured Revolving Credit Facility maturing on April 19, 2016	$—	$—

Senior Secured Credit Facility maturing on June 1, 2013	—	47,039

Subordinated Term Loan maturing on June 30, 2014	—	25,000

	—	72,039
Less: amount maturing within one year	—	27,222

Long-term debt	$—	$44,817

Senior Secured Revolving Credit Facility
     On April 19, 2011, the Company entered into a new five-year $200.0 million senior secured revolving credit agreement (the “Credit Facility”) with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Comerica Bank, as L/C issuer and syndication agent, Wells Fargo Bank, National Association, as documentation agent, and various other lenders. Obligations under the Credit Facility are guaranteed by the Company’s Subsidiaries. The Credit Facility enables the Company to borrow funds on a revolving basis for working capital needs and also provides for the issuance of letters of credit. In addition, the Company may request additional commitments of up to $75.0 million through an incremental facility upon the satisfaction of certain conditions. Up to the entire Credit Facility amount may be drawn as letters of credit, and the Credit Facility has a sublimit of $15.0 million for swing line loans. As of September 30, 2011, no amounts were outstanding under the Credit Facility leaving the entire $200.0 million available for borrowing.
     Under the terms of the Credit Facility, outstanding loans bear interest at either LIBOR or a base rate, at the Company’s election, plus an applicable margin which ranges from 1.25% to 2.00% for base rate loans and from 2.25% to 3.00% for LIBOR loans, based upon the Company’s Leverage Ratio. The Leverage Ratio is the ratio of funded indebtedness to EBITDA for the Company and its Subsidiaries on a consolidated basis. All obligations under the Credit Facility are secured, subject to agreed upon exceptions, by a first priority perfected security position on all real and personal property of the Company and its Subsidiaries, as guarantors.
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
     The Credit Facility contains, among other things, restrictions on the Company’s ability to consolidate or merge with other companies, conduct asset sales, incur additional indebtedness, grant liens, issue guarantees, make investments, loans or advances, pay dividends, enter into certain transactions with affiliates and to make capital expenditures in excess of $100.0 million in any fiscal year, provided that up to $50.0 million of such amount in any fiscal year may be rolled over to the subsequent fiscal year and up to $50.0 million of such amount may also be pulled from the subsequent fiscal year. In addition, the capital expenditure restrictions do not apply to, among other things, capital expenditures financed solely with proceeds from the issuance of common equity interests or to normal replacement and maintenance capital expenditures.
     The Credit Facility contains customary affirmative covenants including financial reporting, governance and notification requirements. The Credit Facility requires the Company to maintain, measured on a consolidated basis, (1) an “Interest Coverage Ratio” of not less than 3.00 to 1.00 and (2) a “Leverage Ratio” of not greater than 3.25 to 1.00, as such terms are defined in the Credit Facility. The Company was in compliance with all debt covenants under the Credit Facility as of September 30, 2011.
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
Senior Secured Credit Facility
On May 28, 2010, the Company entered into a senior credit facility with a financial institution maturing on June 1, 2013 with maximum allowable indebtedness of $126.7 million and principal installments of $2.5 million to be paid monthly, with any remaining balance due at maturity. Under the terms of this facility, interest was payable monthly at a variable interest rate determined from a pricing scale based on debt/EBITDA ratio, with a LIBOR floor of 1.5%. This facility was retired on April 19, 2011 with funds received from the new Credit Facility (as defined below) used to pay down remaining principal and accrued interest. The Company recognized approximately $2.4 million in remaining deferred financing costs associated with the early extinguishment of this facility as Loss on early extinguishment of debt in the consolidated statements of operations.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Subordinated Term Loan
     On May 28, 2010, the Company entered into a $25.0 million subordinated term loan with a financial institution maturing on June 30, 2014. Under the term loan, interest was payable monthly at a rate of LIBOR plus 13%, with a LIBOR floor of 1.0%. The term loan was retired on April 19, 2011 using funds received from the new Credit Facility to pay down remaining principal and accrued interest. The Company incurred $4.7 million in early termination penalties as a result of the early extinguishment and wrote off approximately $0.5 million in remaining deferred financing costs. These costs were recognized as Loss on early extinguishment of debt in the consolidated statements of operations.
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
     During 2009, the Company amended and restated the debt agreement associated with an outstanding term loan. In conjunction with this amendment and restatement, the Company executed and delivered a warrant agreement to the lender, whereby the lender (herein referred to as the “Warrant-Holder”) earned warrants over the life of the term loan. Warrants began accumulating in December 2009. The warrants had an exercise price of $0.01 per share and were exercisable upon the settlement of the loan. The term loan was paid in full during 2010. The Warrant-Holder had accumulated 1,176,224 warrants as of the date of loan termination and exercised the warrants in full in December 2010.
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
     Under the provisions of the derivatives and hedging topic, the embedded conversion feature in the Company’s warrants were not considered indexed to the Company’s stock because future equity offerings (or sales) of the Company’s stock are not an input to the fair value of a “fixed-for-fixed” option on equity shares. Accordingly, as of September 30, 2010, the warrants were recognized as a liability in the Company’s consolidated balance sheet.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The effect of these derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2011 and 2010 was as follows (in thousands):

		Nine Months Ended September 30,
		2011	2010
	Location of	Amount of Loss	Amount of Loss
	Loss Recognized in	Recognized in	Recognized in
Derivative not Designated	Operations on	Operations on	Operations on
as Hedging Instruments	Derivative	Derivative	Derivative
Equity contracts	Interest expense	$—	$8,335

Total		$—	$8,335

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
     The reported fair values for financial instruments that use Level 3 inputs to determine fair value are based on the Black-Scholes option-pricing model. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized during the periods presented.
     For the nine months ended September 30, 2010, the Company recorded derivative liabilities on its balance sheet related to the warrants discussed in Note 3 — Derivative Liabilities. The Company used the Black-Scholes option-pricing model to determine the fair value of these warrants using the following

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
assumptions: stock price of $7.70 per share, exercise price of $0.01, risk-free discount rate of 1.03%, volatility of 75% and an expected life of 4.25 years.
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
     The warrants were exercised in December 2010. The final value of the warrants, upon exercise, was determined based on the value of the underlying common stock included in a private offering of the Company’s common stock that occurred during December 2010 ($10.00 per share).
     A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Level 3
Balance — December 31, 2009	$(336)
Included in earnings as interest expense	(8,335)

Balance — September 30, 2010	$(8,671)

     The Company is not a party to any hedge arrangements, commodity swap agreements or any other derivative financial instruments.
Note 5 — Stock-Based Compensation
     Prior to December 23, 2010, all options granted to the Company’s employees were granted under the C&J Energy Services, Inc. 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan provided for awards of incentive stock options, non-statutory stock options, restricted stock, and other stock based awards to employees, officers, directors, consultants and advisors. Only non-qualified stock options were awarded under the 2006 Plan. Options awarded under the 2006 Plan generally vested 20% on the date of grant and another 20% on each of the first four anniversaries of the grant date. However, two employees were given fully vested options on the date of grant. On December 23, 2010, the 2006 Plan was amended to provide, among other things, that (1) no additional awards would be granted under the 2006 Plan, (2) all awards outstanding under the 2006 Plan would continue to be subject to the terms of the 2006 Plan, and (3) all unvested options under the 2006 Plan would immediately vest and become exercisable in connection with the completion of a private placement of the Company’s common stock that occurred in December 2010.
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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on comparable public company data. The Company makes estimates with respect to employee termination and forfeiture rates of the options within the valuation model. The expected term of options granted is derived using the “plain vanilla” method due to the lack of history and volume of option activity at the Company. The risk-free rate is based on the approximate U.S. Treasury yield rate in effect at the time of grant. For options granted prior to the Company’s initial public offering, the calculation of the Company’s stock price involved the use of different valuation techniques, including a combination of an income and/or market approach. Determination of the fair value was a matter of judgment and often involved the use of significant estimates and assumptions.
     During the nine months ended September 30, 2011, 1,599,335 options were granted under the 2010 Plan at exercise prices ranging from $10.00 to $29.00 per share. The key input variables used in valuing these options were: risk-free interest of 1.1% to 2.6%; dividend yield of zero; stock price volatility of 75%; and expected option lives of five to six years. No stock options were granted by the Company during the nine months ended September 30, 2010.
     As of September 30, 2011, the Company had 6,742,089 options outstanding to employees and nonemployee directors, 1,819,818 of which were issued under the 2006 Plan and the remaining 4,922,271 were issued under the 2010 Plan. As of September 30, 2011 there were 777,618 shares available for issuance under the 2010 Plan.
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
Note 8 — Segment Information
     In accordance with FASB ASC 280 Segment Reporting, the Company routinely evaluates whether or not it has separate operating and reportable segments. Prior to April 2011, the Company determined that it had one operating segment with three related service lines: hydraulic fracturing, coiled tubing and pressure pumping. In reaching this conclusion, management considered the following: (1) the Company’s chief operating decision maker (“CODM”) evaluates performance and makes resource allocation decisions as a single business as opposed to based on discrete service lines, (2) the Company’s

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
business relies on a single infrastructure and uses one labor force that is available to all service lines provided, (3) the Company’s marketing efforts focus on promoting an integrated service package rather than distinct service offerings to discrete customers and (4) the Company’s compensation policy is determined with respect to overall performance rather than the performance of individual services. Each of these factors contributed to management’s conclusion that the Company operated as a single segment prior to April 2011.
     During the second quarter of 2011, the Company reevaluated whether or not it had more than one operating segment and concluded that, with the acquisition of Total in April 2011, two operating and reportable segments exist: Stimulation and Well Intervention Services and Equipment Manufacturing. This determination was made based on the following factors: (1) the Company’s CODM is currently managing these two segments as separate businesses, evaluating performance and making resource allocation decisions distinctly, and expects to do so for the foreseeable future, and (2) discrete financial information for each segment is available. The following is a brief description of these segments:
     Stimulation and Well Intervention Services. This business segment has three related service lines providing hydraulic fracturing, coiled tubing and pressure pumping services, with a focus on complex, technically demanding well completions.
     Equipment Manufacturing. This business segment constructs equipment, conducts equipment repair services and provides oilfield parts and supplies for the Company’s Stimulation and Well Intervention Services segment as well as for third-party customers in the energy services industry.
     The following tables set forth certain financial information with respect to the Company’s reportable segments. Included in “Corporate and Other” are intersegment eliminations and costs associated with activities of a general corporate nature. Financial information for the comparable 2010 periods has not been presented because, as previously mentioned, the Company did not have separate operating segments prior to the acquisition of Total.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

	Stimulation and
	Well
	Intervention	Equipment	Corporate and
	Services	Manufacturing	Other	Total
		(in thousands)
Three months ended September 30, 2011
Revenue from external customers	$222,674	$6,353	$—	$229,027
Inter-segment revenues	—	23,806	(23,806)	—
Adjusted EBITDA	89,068	5,405	(13,316)	81,157
Depreciation and amortization	5,665	1,011	(23)	6,653
Operating income (loss)	83,349	4,396	(13,293)	74,452
Capital expenditures	43,140	881	(2,679)	41,342
Nine months ended September 30, 2011
Revenue from external customers	$527,533	$10,870	$—	$538,403
Inter-segment revenues	—	33,386	(33,386)	—
Adjusted EBITDA	217,057	7,873	(26,095)	198,835
Depreciation and amortization	13,895	1,682	63	15,640
Operating income (loss)	203,220	6,193	(26,158)	183,255
Capital expenditures	105,648	1,908	(1,085)	106,471
As of September 30, 2011
Identifiable assets	$411,668	$54,973	$(4,166)	$462,475
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
     As required under Regulation G of the Securities Exchange Act of 1934, as amended, included below is a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to net income, which is the nearest comparable U.S. GAAP financial measure (in thousands).

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Adjusted EBITDA	$81,157	$198,835
Interest expense, net	(666)	(3,824)
Loss on early extinguishment of debt	—	(7,605)
Provision for income taxes	(27,511)	(63,189)
Depreciation and amortization	(6,653)	(15,640)
Gain (loss) on disposal of assets	(53)	20

Net income	$46,274	$108,597

Note 9 — Initial Public Offering
     On July 28, 2011, the Company’s registration statement on Form S-1 (Registration Statement No. 333-173177) relating to its initial public offering (the “IPO”) of 13,225,000 shares of its common stock was declared effective by the SEC. The IPO closed on August 3, 2011, at which time the Company issued and sold 4,300,000 shares and the selling stockholders named in the Final Prospectus sold 8,925,000 shares, including 1,725,000 shares sold by certain of the selling stockholders pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company received cash proceeds of approximately $116.0 million from this transaction, net of underwriting discounts and commissions. The Company did not receive any proceeds from the sale of shares by the selling stockholders.
     The Company registered an additional 38,463,074 shares of common stock on a shelf registration statement on Form S-1 (Registration Statement 333-173188), which was declared effective by the SEC on September 30, 2011. This registration statement provides for the offering and sale of shares of the Company’s common stock held by the selling stockholders named therein in full satisfaction of the registration rights agreement entered into in connection with the Company’s private placement of common stock in December 2010. The selling stockholders will receive all of the proceeds from the sale of these shares of common stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “plan,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “potential,” “would,” “may,” “probable,” “likely,” and similar expressions that convey the uncertainty of future events or outcomes, and the negative thereof, are intended to identify forward-looking statements. Forward-looking statements, which are not generally historical in nature, include those that express a belief, expectation or intention regarding our future activities, plans and goals and our current expectations with respect to, among other things:
•	our future revenues, income and operating performance;

•	our ability to improve our margins;

•	operating cash flows and availability of capital;

•	the timing and success of future acquisitions and other special projects;

•	future capital expenditures; and

•	our ability to finance equipment, working capital and capital expenditures.
     Forward-looking statements are not assurances of future performance and actual results could differ materially from our historical experience and our present expectations or projections. These forward-looking statements are based on management’s current expectations and beliefs, forecasts for our existing operations, experience, expectations and perception of historical trends, current conditions, anticipated future developments and their effect on us, and other factors believed to be appropriate. Although management believes the expectations and assumptions reflected in these forward-looking statements are reasonable as and when made, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all). Our forward-looking statements involve significant risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:
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
     These and other known material factors that could affect our operating results and performance are described in (1) “Risk Factors” in Part II, Item 1A of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q, and elsewhere within this Form 10-Q, (2) our final prospectus dated July 29, 2011 and filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act (File No. 333-173177) (the “Final Prospectus”), (3) our other filings with the SEC and (4) other announcements we make from time to time. Should one or more of these known material risks occur, or should the underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statement.
     Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2010 included in the “Final Prospectus.”
     This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” of this Form 10-Q.
Overview
     We are an independent provider of premium hydraulic fracturing, coiled tubing and pressure pumping services with a focus on complex, technically demanding well completions. In addition, through our subsidiary Total E&S, Inc. (“Total”), we manufacture and repair equipment for our internal needs as well as for companies in the energy services industry.
     We operate in what we believe to be some of the most geologically challenging basins in South Texas, East Texas/North Louisiana, Western Oklahoma and West Texas/East New Mexico. We are in the process of acquiring additional hydraulic fracturing fleets and are evaluating opportunities with existing and new customers to expand our operations into new areas throughout the United States with similarly demanding completion and stimulation requirements.
     We are a Delaware corporation. Our principal executive offices are located at 10375 Richmond Avenue, Suite 2000, Houston, Texas 77042 and our main telephone number is (713) 260-9900. Our Web site is available at www.cjenergy.com. We make available free of charge through our Web site all reports filed with the SEC and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC. Information available on or through our Web site is not a part of or incorporated into this or any other report.
Recent Developments
     Fleet 6 Term Contract. On October 24, 2011, we announced the signing of a two-year term contract with Apache Corporation for a 32,000 horsepower hydraulic fracturing fleet for operations in the Permian Basin on a full month take-or-pay basis. We expect to take full delivery of all pumps and initially-ordered ancillary equipment for Fleet 6 in November 2011 for deployment in December 2011. At our customer’s request, and as contracted, we have ordered a complete second set of ancillary equipment for delivery in January 2012, which will enable Fleet 6 to be utilized as two independent 16,000 horsepower fleets for vertical completions, in addition to using the full 32,000 horsepower fleet to conduct horizontal work. Prior to the delivery of the additional ancillary equipment, we anticipate Fleet 6 will be used primarily for vertical completions. In the event that we are unable to commence service under our contract relating to Fleet 6 (due to equipment delivery delay or otherwise) by a specified date, the customer has the right to terminate the contract without penalty.
     Initial Public Offering (“IPO”). On July 28, 2011, our registration statement on Form S-1 (File No. 333-173177) relating to the IPO of 13,225,000 shares of our common stock was declared effective by the SEC. The IPO closed on August 3, 2011, at which time we issued and sold 4,300,000 shares and selling stockholders sold 8,925,000 shares, including 1,725,000 shares sold by certain of the selling stockholders pursuant to the full exercise of the underwriters’ option to purchase additional shares. The shares were sold at a price to the public of $29.00 per share. We received cash proceeds of approximately

$112.3 million from this transaction, net of underwriting discounts, commissions and transaction costs. We did not receive any proceeds from the sale of shares by the selling stockholders.
     Expansion of Total. On April 28, 2011, we acquired Total, a manufacturer of hydraulic fracturing, coiled tubing, pressure pumping and other equipment used in the energy services industry and one of our largest suppliers of machinery and equipment. In addition to equipment manufacturing, through Total we also conduct equipment repair services and provide other oilfield parts and supplies for third-party customers in the energy services industry as well as to meet our own internal needs. Following our acquisition of Total, we acquired approximately 10 acres of property adjacent to Total’s current facility and began construction of an approximate 36,000 square foot manufacturing facility. We currently expect our new facility to be completed by December 2011. The total cost of construction of the facility is expected to be approximately $2.0 million. By significantly increasing Total’s manufacturing capacity, we expect to further increase its ability to service our Stimulation and Well Intervention Services segment and existing and future third-party customers.
How We Generate Our Revenues
     We seek to differentiate our services from those of our competitors by providing customized solutions for our customers’ most challenging well completions. We believe our customers value the experience, technical expertise, high level of customer service and demonstrated operational efficiencies that we bring to projects.
     We have entered into term contracts with EOG Resources (executed April 2010), Penn Virginia (executed May 2010), Anadarko Petroleum (executed August 2010), EXCO Resources (executed August 2010) Plains Exploration (executed March 2011), and Apache Corporation (executed October 2011) for the provision of hydraulic fracturing services. We began service under the Penn Virginia, EOG Resources, Anadarko Petroleum, EXCO Resources and Plains Exploration contracts in July 2010, August 2010, February 2011, April 2011 and August 2011, respectively. Our existing hydraulic fracturing fleets (Fleets 1, 2, 3, 4 and 5) are dedicated through mid-2012, mid-2012, early 2013, mid-2014 and mid-2013, respectively, to producers operating in the Eagle Ford, Haynesville and Granite Wash basins. We are scheduled to take delivery of Fleet 6 in November 2011 for deployment in December 2011 under a two-year term contract with Apache Corporation and will be working primarily in the Permian Basin of West Texas/East New Mexico. We are scheduled to take delivery of Fleets 7 and 8 in the first half of 2012 and the second half of 2012, respectively. We are seeking to deploy each of these new fleets under term contracts similar to our existing term contracts.
     Our revenues are derived primarily from three sources:
•	monthly payments for the committed hydraulic fracturing fleets under term contracts as well as prevailing market rates for spot market work, together with associated charges or handling fees for chemicals and proppants that are consumed during the fracturing process;

•	prevailing market rates for coiled tubing, pressure pumping and other related well stimulation services, together with associated charges for stimulation fluids, nitrogen and coiled tubing materials; and

•	sales of manufactured equipment, parts and supplies and repair services provided through our recently acquired subsidiary, Total E&S, Inc., a manufacturer of hydraulic fracturing, coiled tubing, pressure pumping and other equipment used in the energy services industry.

     Stimulation and Well Intervention Services Segment
     Our Stimulation and Well Intervention Services segment encompasses three related service lines providing hydraulic fracturing, coiled tubing and pressure pumping services, with a focus on complex, technically demanding well completions.
     Hydraulic Fracturing. Approximately 83% of our revenues for the nine months ended September 30, 2011 were derived from hydraulic fracturing services. Our term contracts generally range from one year to three years. Under the term contacts, our customers are obligated to pay us on a monthly basis for a specified number of hours of service, whether or not those services are actually utilized. To the extent customers use more than the specified contract minimums, we will be paid a pre-agreed amount for the provision of such additional services. Our term contracts restrict the ability of the customer to terminate or require our customers to pay us a lump-sum early termination fee, generally representing all or a significant portion of the remaining economic value of the contracts to us.
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
     Although we have entered into term contracts for each of our existing hydraulic fracturing fleets, we also have the flexibility to pursue spot market projects. Our term contracts allow us to supplement monthly contract revenue by deploying equipment on short-term spot market jobs on those days when the contract customer does not require our services or is not entitled to our services under the applicable term contract. We charge prevailing market prices per hour for spot market work. We may also charge fees for set up and mobilization of equipment depending on the job. Generally, these fees and other charges vary depending on the equipment and personnel required for the job and market conditions in the region in which the services are performed. We also source chemicals and proppants that are consumed during the fracturing process and we charge our customers a fee for materials consumed in the process, or we charge our customers a handling fee for any chemicals and proppants supplied by the customer. Materials charges reflect the cost of the materials plus a markup and are based on the actual quantity of materials used in the fracturing process. We believe our ability to provide services in the spot market allows us to take advantage of any favorable pricing that may exist in this market and allows us to develop new customer relationships.

     Coiled Tubing and Pressure Pumping. Our coiled tubing, pressure pumping and other related well intervention services are generally provided in the spot market at prevailing prices per hour. We may also charge fees for set up and mobilization of equipment depending on the job. The set-up charges and hourly rates are determined by a competitive bid process and vary with the type of service to be performed, the equipment and personnel required for the job and market conditions in the region in which the service is performed. We also charge customers for the materials, such as stimulation fluids, nitrogen and coiled tubing materials, that we use in each job. Materials charges reflect the cost of the materials plus a markup and are based on the actual quantity of materials used for the project.
     Equipment Manufacturing Segment.
     Our equipment manufacturing business constructs oilfield equipment, including hydraulic fracturing pumps, coiled tubing units, pressure pumping units and other equipment, for our Stimulation and Well Intervention Services segment as well as for third party customers in the energy services industry. This business also provides equipment repair services and oilfield parts and supplies to the energy services industry.
How We Manage Costs and Maintain Our Equipment
     The principal expenses involved in conducting our business are costs for chemicals, proppants and other materials, labor expenses, maintenance and repair of our equipment, costs to replace tubing on our coiled tubing units, depreciation expense and fuel costs. Additionally, we incur freight costs to deliver and stage chemicals and proppants to the worksite. Proppant, chemical and associated freight costs represented approximately 33.9% and 35.9% of our revenues for the nine months ended September 30, 2011 and 2010, respectively. Direct labor costs represented approximately 8.5% and 10.9% of our revenues for the nine months ended September 30, 2011 and 2010, respectively. Repair and maintenance costs represented approximately 7.3% and 6.4% of our revenues for the nine months ended September 30, 2011 and 2010, respectively. Tubing replacement costs represented approximately 2.0% and 3.9% of our revenues for the nine months ended September 30, 2011 and 2010, respectively. Depreciation costs represented approximately 2.5% and 4.5% of our revenues for the nine months ended September 30, 2011 and 2010, respectively. We also incur significant fuel costs in connection with the operation of our hydraulic fracturing fleets and the transportation of our equipment and products.
     We maintain and repair all equipment we use in our operations. We primarily purchase replacement components for our equipment, including engines, transmissions, radiators, motors and pumps, from third-party vendors. Our acquisition of Total in April 2011, who has historically been one of our largest suppliers of machinery and equipment, provides several strategic advantages, including a significant reduction in our exposure to third-party supply chain constraints, shorter cycle times for the delivery of new equipment and some replacement parts, a reduction in and greater control of the cost of new equipment, and enhanced operational control of our service offerings. Furthermore, the acquisition of Total is expected to help minimize downtime by enhancing our capabilities for maintenance and repair of our hydraulic fracturing equipment. Total is currently constructing the hydraulic fracturing pumps for all three of our on-order fleets.
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

     Our hydraulic fracturing business contributed $191.8 million of revenue and completed 1,065 fracturing stages during the third quarter of 2011, compared to $150.6 million of revenue and 856 fracturing stages for the previous quarter. During the three months ended September 30, 2011, we averaged monthly revenue per unit of horsepower of $407 compared to $371 for the previous quarter. Hydraulic fracturing revenue for the third quarter of 2010 was $67.0 million and 291 fracturing stages were completed.
     Our coiled tubing operations contributed $25.6 million of revenue and we completed 877 coiled tubing jobs during the third quarter of 2011, compared to $22.1 million of revenue and 819 coiled tubing jobs for the previous quarter. Coiled tubing revenue for the third quarter of 2010 was $14.2 million and 563 jobs were completed. We entered the third quarter of 2011 with a fleet of 14 coiled tubing units, took delivery and deployed one unit during the quarter, ending with a fleet of 15 coiled tubing units. Our pressure pumping business generated $5.3 million of revenue during the third quarter of 2011, up from $5.0 million during the second quarter of 2011 and $2.7 million during the prior year quarter.
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
Our Challenges
     We face many challenges and risks in the industry in which we operate. Although many factors contributing to these risks are beyond our ability to control, we continuously monitor these risks, and we have taken steps to mitigate them to the extent practicable. In addition, we believe that we are well positioned to capitalize on the current growth opportunities available in the hydraulic fracturing market. However, we may be unable to capitalize on our competitive strengths to achieve our business objectives and, consequently, our results of operations may be adversely affected. Please read the section titled “Cautionary Note Regarding Forward-Looking Statements” of this Form 10-Q and the section titled “Risk Factors” in the Final Prospectus for additional information about the risks we face.
     Equipment Supply. The overall number of hydraulic fracturing equipment suppliers in the industry in which we operate is limited, and there has historically been high demand for this equipment. This limited capacity of supply increases the risk of delay and failure to timely deliver both our on-order equipment and any future equipment that may be necessary to grow our business. We expect to take delivery of three new hydraulic fracturing fleets, Fleets 6, 7 and 8, in November 2011, in the first half of 2012 and in the second half of 2012, respectively. To mitigate the risk of a potential delay in equipment delivery, we actively monitor the progression of the production schedule of our on-order equipment. Our recent acquisition of Total, a significant supplier of our hydraulic fracturing equipment, has provided us with added monitoring capabilities and control over access to, and delivery of, new fracturing equipment.
     Hydraulic Fracturing Legislation and Regulation. Legislation has been introduced before Congress in the last few sessions to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Although the federal legislation did not pass, if similar federal legislation is introduced and becomes law in the future, the legislation could establish an additional level of regulation that could lead to operational delays or increased operating costs. The federal Environmental Protection Agency (“EPA”) also recently proposed rules that would establish new air emission controls for oil and natural gas production and natural gas processing operations. Among other controls, the rules would require operators to use “green completions” for hydraulic fracturing, meaning operators would have to recover rather than vent the gas and natural gas liquids that come to the surface during completion of the fracturing process. In addition, various state and local governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing, and Texas has adopted legislation that requires disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas and the public.
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
     Financing Future Growth. Historically, we have funded our growth through bank debt, capital contributions and borrowings from our stockholders, and cash generated from our business. The successful execution of our growth strategy depends on our ability to raise capital as needed to, among other things, finance the purchase of additional hydraulic fracturing fleets. If we are unable to generate sufficient cash flows or to obtain additional capital on favorable terms or at all, we may be unable to sustain or increase our current level of growth in the future. However, we believe we are well positioned to finance our future growth. On April 19, 2011, we entered into a new five-year $200.0 million senior secured revolving credit facility, which increased the amount of funds we are permitted to borrow by $48.3 million and increased the amount of borrowings we can incur in a given fiscal year for capital expenditures by $60.0 million. In addition, our cash flows from operations have continued to increase, with cash flows from operations during the nine months ended September 30, 2011 increasing by $113.4 million from the same period in 2010. We believe that the combination of our cash on hand, which is currently $47 million, our cash flows from operations and available borrowings under our credit agreement will be sufficient to allow us to sustain or increase our current growth through at least 2012.
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
Results of Operations
     Our results of operations are driven primarily by four interrelated variables: (1) drilling and stimulation activities of our customers, (2) the prices we charge for our services, (3) cost of products, materials and labor and (4) our service performance. Because we typically pass the cost of raw materials, such as proppants and chemicals, onto our customers, our profitability is not materially impacted by changes in the costs of these materials. To a large extent, the pricing environment for our services will dictate our level of profitability. To mitigate the volatility in utilization and pricing for the services we offer, we have entered into term contracts covering each of our five existing fleets and our new sixth fleet which is expected to be delivered in November 2011 and deployed in December 2011. We are seeking to deploy our two on-order hydraulic fracturing fleets to be delivered in 2012 under contracts similar to our existing contracts.
     We expect that our revenues and results of operations will continue to be positively impacted by: (1) the addition and deployment of Fleet 2 in July 2010; (2) the addition and deployment of Fleet 3 in January 2011; (3) the addition and deployment of Fleet 4 in April 2011; (4) the addition and deployment of Fleet 5 in August 2011 and (5) the acquisition of Total in April 2011. In the near term, we also expect our revenues and results of operations to be positively impacted by the deployment of Fleets 6, 7 and 8 in December 2011, the first half of 2012 and the second half of 2012, respectively. We expect that our results of operations in 2011 compared to 2010 will be significantly impacted by the dramatic growth of our asset base over the last twelve months.
Results for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
     The following table summarizes the change in our results of operations for the three months ended September 30, 2011 when compared to the three months ended September 30, 2010 (in thousands):

	Three Months Ended September 30,
	2011	2010	$ Change
Revenue	$229,027	$83,921	$145,106
Cost of Sales	138,832	52,578	86,254

Gross profit	90,195	31,343	58,852
Selling, general and administrative expenses	15,690	4,669	11,021
Loss on disposal of assets	53	—	53

Operating income	74,452	26,674	47,778
Other income (expense):
Interest expense, net	(666)	(3,866)	3,200
Other income (expense), net	(1)	(81)	80

Total other expenses, net	(667)	(3,947)	3,280

Income (loss) before income taxes	73,785	22,727	51,058
Provision (benefit) for income taxes	27,511	8,917	18,594

Net (loss) income	$46,274	$13,810	$32,464

Revenue
     Revenue increased $145.1 million, or 173%, to $229.0 million for the three months ended September 30, 2011, as compared to $83.9 million for the same period in 2010. This increase was primarily due to the deployment of additional hydraulic fracturing equipment in our Stimulation and Well Intervention Services segment. Fleets 3, 4 and 5, which were deployed in January 2011, April 2011 and August 2011, respectively, contributed $98.7 million of revenue in the third quarter of 2011. In addition, we experienced increased utilization of our equipment across all service lines as well as improved pricing for our services. We continued to benefit from increased horizontal drilling and completion-related activity in unconventional resource plays, which enabled us to obtain higher revenues for our hydraulic fracturing services due to the complexity of the work performed in these areas. Our Equipment Manufacturing segment, which we added with the acquisition of Total in April 2011, contributed $6.4 million of revenue during the third quarter of 2011.
Cost of Sales
     Cost of sales increased $86.3 million, or 164%, to $138.8 million for the three months ended September 30, 2011, compared to $52.6 million for the same period in 2010. As a percentage of revenue, cost of sales decreased to 61% for the three months ended September 30, 2011 from 63% for the same period in 2010 due primarily to the significant increase in revenue in the third quarter of 2011 compared to the same period in the prior year.
Selling, General and Administrative Expenses (SG&A)
     SG&A increased $11.0 million, or 236%, to $15.7 million for the three months ended September 30, 2011, as compared to $4.7 million for the same period in 2010. The increase primarily related to $3.5 million in higher payroll and personnel costs associated with the continued hiring of personnel to support our growth and $2.9 million in higher long-term and short-term incentive costs. We also incurred $2.0 million in increased SG&A costs associated with the acquisition of Total in April 2011.
Interest Expense
     Interest expense decreased by $3.2 million, or 83%, to $0.7 million for the three months ended September 30, 2011 as compared to $3.9 million for the same period in 2010. This decrease was due primarily to charges of $2.1 million incurred in the third quarter of 2010 in connection with the change in fair value of our warrant liability. The warrants were exercised in December 2010. The remaining decrease was primarily attributable to lower average outstanding debt balances and, to a lesser extent, lower interest rates.
Income Taxes
     We recorded a tax provision of $27.5 million for the three months ended September 30, 2011, at an effective rate of 37.3%, compared to a tax provision of $8.9 million for the three months ended September 30, 2010, at an effective rate of 39.2%. The 1.9% decrease in our effective rate quarter over quarter is primarily attributable to a reduction in state tax exposure relative to our overall pretax book income.
Results for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010
     The following table summarizes the change in our results of operations for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010	$ Change
Revenue	$538,403	$158,361	$380,042
Cost of Sales	318,949	102,872	216,077

Gross profit	219,454	55,489	163,965
Selling, general and administrative expenses	36,219	11,384	24,835
(Gain)/loss on disposal of assets	(20)	1,582	(1,602)

Operating income	183,255	42,523	140,732
Other income (expense):
Interest expense, net	(3,824)	(13,444)	9,620
Loss on early extinguishment of debt	(7,605)	—	(7,605)
Other income (expense)	(40)	(38)	(2)

Total other expenses	(11,469)	(13,482)	2,013

Income (loss) before income taxes	171,786	29,041	142,745
Provision (benefit) for income taxes	63,189	11,271	51,918

Net (loss) income	$108,597	$17,770	$90,827

Revenue
     Revenue increased $380.0 million, or 240%, to $538.4 million for the nine months ended September 30, 2011 as compared to $158.4 million for the same period in 2010. This increase was primarily due to the deployment of additional hydraulic fracturing equipment in our Stimulation and Well Intervention Services segment. Fleets 2, 3, 4 and 5, which were deployed in August 2010, January 2011, April 2011, and August 2011, respectively, contributed $249.7 million of incremental revenue in the nine months ended September 30, 2011. In addition, we experienced increased utilization of our equipment across all service lines as well as improved pricing for our services. We continued to benefit from increased horizontal drilling and completion-related activity in unconventional resource plays, which enabled us to obtain higher revenues for our hydraulic fracturing services due to the complexity of the work performed in these areas. Our Equipment Manufacturing segment, which we added with the acquisition of Total in April 2011, contributed $10.9 million of revenue through the third quarter of 2011.

Cost of Sales
     Cost of sales increased $216.1 million, or 210%, to $318.9 million for the nine months ended September 30, 2011 as compared to $102.9 million for the same period in 2010. As a percentage of revenue, cost of sales decreased to 59% for the nine months ended September 30, 2011 from 65% for the same period in 2010 due primarily to the significant increase in our revenues from 2010 to 2011.
Selling, General and Administrative Expenses (SG&A)
     SG&A increased $24.8 million, or 218%, to $36.2 million for the nine months ended September 30, 2011 as compared to $11.4 million for the same period in 2010. The increase primarily related to $8.0 million in higher payroll and personnel costs associated with the continued hiring of personnel to support our growth and $7.7 million in higher long-term and short-term incentive costs. We also incurred $3.1 million in increased SG&A costs associated with the acquisition of Total and $0.7 million in increased professional fees.
Interest Expense
     Interest expense decreased by $9.6 million, or 72%, to $3.8 million for the nine months ended September 30, 2011 as compared to $13.4 million for the same period in 2010. This decrease was due primarily to charges of $8.3 million incurred during the nine months ended September 30, 2010 in connection with the change in fair value of our warrant liability. The warrants were exercised in December 2010. The remaining decrease was primarily due to lower interest rates during 2011.
Loss on Early Extinguishment of Debt
     We incurred $7.6 million in costs associated with the early extinguishment of our previous senior credit facility and subordinated term loan during the nine months ended September 30, 2011. These costs consisted of $4.7 million in early termination penalties on the subordinated term loan and $2.9 million related to accelerated recognition of deferred financing costs on the previous senior credit facility and subordinated term loan. Immediately following these extinguishments, we entered into a new $200.0 million senior secured revolving credit facility. Please read “—Description of Our Indebtedness” below for further discussion.
Income Taxes
     We recorded a tax provision of $63.2 million for the nine months ended September 30, 2011, at an effective rate of 36.8%, compared to a tax provision of $11.3 million for the nine months ended September 30, 2010, at an effective rate of 38.8%. The 2.0% decrease in our effective rate year over year is primarily attributable to a reduction in state tax exposure relative to our overall pretax book income.
Liquidity and Capital Resources
     Our primary sources of liquidity to date have been capital contributions from stockholders, the net proceeds that we received from our recent IPO, borrowings under our credit facilities and cash flows from operations. Our primary use of capital has been the acquisition and maintenance of equipment. During 2009, we spent significantly less on capital expenditures than we had in previous years. Our capital expenditures increased in 2010 and 2011 and we anticipate capital expenditures will continue to increase through 2012. We have ordered three new hydraulic fracturing fleets, Fleets 6, 7 and 8, which are scheduled for delivery in November 2011, the first half of 2012 and the second half of 2012, respectively. Fleet 6 has an aggregate cost of approximately $33 million, of which approximately $18.0 million had been funded as of November 4, 2011. Fleet 7 has an aggregate cost of approximately $27 million, of which approximately $5.6 million had been funded as of November 4, 2011; and Fleet 8 has an aggregate cost of approximately $27 million, of which approximately $1.0 million had been funded as of

November 4, 2011. We intend to fund the remaining costs for Fleets 6, 7 and 8 through a combination of cash flows from operations, and, to the extent necessary, borrowings under our credit facility.
     On April 19, 2011, we entered into a five-year $200.0 million revolving credit facility, which we refer to as the credit facility. Proceeds from the closing of the credit facility were used to repay $49.6 million of indebtedness outstanding under our previous revolving credit facility and $29.9 million of indebtedness, accrued interest and early termination penalties under our subordinated term loan. The majority of proceeds we received from our IPO were used to pay down all amounts outstanding under our credit facility and, as such, we have no balance outstanding as of November 4, 2011.
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
     Our credit facility contains covenants that require us to maintain an interest coverage ratio, to maintain a Leverage Ratio and to satisfy certain other conditions. These covenants are subject to a number of exceptions and qualifications set forth in the credit agreement that evidences such credit facility. We are currently in compliance with these covenants. Please read “Description of Our Indebtedness” elsewhere in this Form 10-Q. In addition, our credit facility contains covenants that limit our ability to make capital expenditures in excess of $100.0 million in any fiscal year, provided that up to $50.0 million of such amount in any fiscal year may be rolled over to the subsequent fiscal year, and up to $50.0 million of such amount may also be pulled forward from the subsequent fiscal year. The capital expenditure restrictions do not apply to capital expenditures financed with proceeds from the issuance of our common stock or to maintenance capital expenditures. The credit facility also restricts our ability to incur additional debt or sell assets, make certain investments, loans and acquisitions, guarantee debt, grant liens, enter into transactions with affiliates, engage in other lines of business and pay dividends and distributions.
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
     We continually monitor new advances in hydraulic fracturing equipment and down-hole technology, as well as technologies that may complement our existing businesses, and commit capital funds to upgrade and purchase additional equipment to meet our customers’ needs. We expect our total 2011 capital expenditures to be approximately $143 million, of which $117.8 million has been incurred as of November 4, 2011. The remainder of our estimated capital expenditures for 2011 includes the purchase of Fleet 6, the hydraulic fracturing pumps for Fleet 7, two new coil tubing units and maintenance capital expenditures.

     Historically, we have grown through organic expansion. We plan to continue to monitor the economic environment and demand for our services and adjust our business strategy as necessary.
Financial Condition and Cash Flows
     The net cash provided by or used in our operating, investing and financing activities is summarized below (in thousands):

	Nine Months Ended September 30,
	2011	2010
Cash flow provided by (used in):
Operating activities	$141,190	$27,769
Investing activities	(131,312)	(18,622)
Financing activities	37,945	(3,217)

Change in cash and cash equivalents	$47,823	$5,930

Cash Provided by Operating Activities
     Net cash provided by operating activities increased $113.4 million for the nine months ended September 30, 2011 as compared to the same period in 2010. This increase was primarily due to higher net income and deferred tax expense.
Cash Flows Used in Investing Activities
     Net cash used in investing activities increased $112.7 million for the nine months ended September 30, 2011 as compared to the same period in 2010. This increase was due primarily to higher capital expenditures related to the growth of our hydraulic fracturing services business, which more than doubled in size from two fleets at the end of 2010 to five fleets in the third quarter of 2011. For the nine months ended September 30, 2011 we spent $76.4 million related to our hydraulic fracturing fleet expansion. Cash used in investing activities also increased during 2011 by $27.2 million as a result of our acquisition of Total.
Cash Flows Provided by (Used in) Financing Activities
     Net cash provided by financing activities was $37.9 million for the nine months ended September 30, 2011 as compared to net cash used in financing activities of $3.2 million for the same period in 2010. The increase was primarily due to net proceeds from our IPO, partially offset by repayment of long-term debt.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of September 30, 2011.
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

Our credit facility enables us to borrow funds on a revolving basis for working capital needs and also provides for the issuance of letters of credit. In addition, we may request additional commitments of up to $75.0 million through an incremental facility upon the satisfaction of certain conditions. Up to the entire credit facility amount may be drawn as letters of credit, and the credit facility has a sublimit of $15.0 million for swing line loans. As of November 4, 2011, there were no amounts outstanding under our credit facility, leaving the entire $200.0 million available for borrowing.
     Loans under our credit facility are denominated in U.S. dollars and will mature on April 19, 2016. Outstanding loans bear interest at either LIBOR or a base rate, at our election, plus an applicable margin which ranges from 1.25% to 2.00% for base rate loans and from 2.25% to 3.00% for LIBOR loans, based upon our Leverage Ratio. The Leverage Ratio is the ratio of funded indebtedness to EBITDA for us and our subsidiaries on a consolidated basis.
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
     Property, Plant and Equipment. Property, plant and equipment is recorded at cost less accumulated depreciation. Maintenance and repairs, which do not improve or extend the life of the related assets, are charged to expense when incurred. Refurbishments and renewals are capitalized when the life of the equipment is enhanced for an extended period. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operating income. The cost of property and equipment currently in service is depreciated over the estimated useful lives of the related assets, which range from three to 25 years. Depreciation is computed on a straight-line basis for financial reporting purposes. Depreciation expense was $5.4 million and $2.4 million for the three months ended September 30, 2011 and 2010, respectively. Depreciation expense was $13.2 million and $7.1 million for the nine months ended September 30, 2011 and 2010, respectively.
     Goodwill, Intangible Assets and Amortization. Goodwill and other intangible assets with infinite lives are not amortized, but tested for impairment annually or more frequently if circumstances indicate that impairment may exist. Intangible assets with finite useful lives are amortized either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized. The impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. We perform impairment tests on the carrying value of goodwill for each of our reporting units at least annually. Our annual impairment tests involve the use of different valuation techniques, including a combination of the income and market approach, to determine the fair value of each reporting unit. Determining the fair value of a reporting unit is a matter of judgment and often involves the use of significant estimates and assumptions. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit’s goodwill is less than its carrying value. For the nine months ended September 30, 2011 and 2010, there were no indicators of impairment. Significant and unanticipated changes to these assumptions could require an additional provision for impairment in a future period.

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
     Equipment Manufacturing Revenue. We enter into arrangements to construct equipment for only those customers for which we believe that collectability is reasonably assured. Revenue is recognized and the customer is invoiced upon the completion and delivery of each order to the customer.
     Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are stated at the amount billed to customers and are ordinarily due upon receipt. We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Provisions for doubtful accounts are recorded when it is deemed probable that the customer will not make the required payments at either contractual due dates or in the future. The allowance for doubtful accounts totaled $0.7 million at September 30, 2011 and $0.5 million at December 31, 2010. Bad debt expense was $67,500 and $66,800 for the three months ended September 30, 2011 and 2010, respectively, and $205,000 and $436,700 for the nine months ended September 30, 2011 and 2010, respectively.
     Stock-Based Compensation. We recognize compensation expense related to stock-based awards based on the grant date estimated fair value. We amortize the fair value of stock options on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The determination of the fair value of stock options is estimated using the Black-Scholes option-pricing model and requires the use of highly subjective assumptions. The Black-Scholes option-pricing model requires inputs such as the expected term of the grant, expected volatility and risk-free interest rate. Further, the forfeiture rate also affects the amount of aggregate compensation that we are required to record as an expense.
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
     Effective January 1, 2009, we adopted guidance issued by the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 740, Income Taxes, in accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. We did not recognize any uncertain tax positions upon adoption of the guidance and had no uncertain tax positions as of September 30, 2011 and December 31, 2010. Management believes there are no tax positions taken or expected to be taken in the next twelve months that would significantly change our unrecognized tax benefits.
     We will record income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the consolidated statements of operations for the three and nine months ended September 30, 2011, and 2010, respectively. The tax years that remain open to examination by the major taxing jurisdictions to which we are subject range from 2007 to 2010. We have identified our major taxing jurisdictions as the United States of America and Texas. None of our federal or state income tax returns are currently under examination.
     We are subject to the Texas Margin Tax, which is determined by applying a tax rate to a base that considers both revenue and expenses. It is considered an income tax and is accounted for in accordance with the provisions of the FASB ASC Topic 740, Income Taxes.
Recently Adopted Accounting Pronouncements
     In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations” or ASU 2010-29. ASU 2010-29 addresses diversity in the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. We adopted ASU 2010-29 on January 1, 2011. This update had no impact on our consolidated financial statements.
     In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other” (“ASU 2011-08”). ASU 2011-08 allows a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test for that reporting unit would be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We have elected to early adopt this update to be effective for the fiscal year beginning January 1, 2011. This update is expected to change the process that we use to determine if goodwill is impaired but is not expected to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risk” in the Final Prospectus.
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
     As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.
Changes in Internal Control over Financial Reporting
     No changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are subject to various legal proceedings and claims incidental to or arising in the ordinary course of our business. Our management does not expect the outcome in any of these known legal proceedings, individually or collectively, to have a material adverse effect on our consolidated financial condition or results of operations.
Item 1A. Risk Factors
     In addition to the other information set forth in this Form 10-Q, including under the section titled “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the information set forth in the section entitled “Risk Factors” of the Final Prospectus for a detailed discussion of known material factors which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
     As of the date of this Form 10-Q, there have been no material changes to those known material risk factors discussed in the Final Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
     On July 14, 2011, we issued and sold an aggregate of 87,500 shares of our common stock to our Chief Financial Officer at a price of $1.43 per share for a total of approximately $0.1 million upon his exercise of options previously granted to him under C&J Energy Services, Inc.’s 2006 Stock Option Plan. No underwriters were involved in this sale of securities. This sale of securities was made in reliance upon the exemption from the registration requirements contained in Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions pursuant to compensatory benefit plans and contracts relating to compensation.
Item 6. Exhibits
     The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

3.1	Amended and Restated Certificate of Incorporation of C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Registration Statement on Form S-1, dated March 30, 2011 (Registration No. 333-173177))

3.2	Amended and Restated Bylaws of C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Registration Statement on Form S-1, dated March 30, 2011 (Registration No. 333-173177))

10.1	Second Amendment to Amended and Restated Stockholders Agreement of C&J Energy Services, Inc. dated July 14, 2011 (incorporated herein by reference to Exhibit 10.19 to the C&J Energy Services, Inc.’s Registration Statement on Form S-1, dated July 18, 2011 (Registration No. 333-173177))

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

**§101.INS	XBRL Instance Document

**§101.SCH	XBRL Taxonomy Extension Schema Document

**§101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**§101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**§101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**§101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

**	Furnished, herewith in accordance with Item 601(b)(32) of Regulation S-K. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&J ENERGY SERVICES, INC.

Date: November 9, 2011	By:	/s/ Randall C. McMullen, Jr.
Randall C. McMullen, Jr. Executive Vice President,
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Registration Statement on Form S-1, dated March 30, 2011 (Registration No. 333-173177))

3.2	Amended and Restated Bylaws of C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Registration Statement on Form S-1, dated March 30, 2011 (Registration No. 333-173177))

10.1	Second Amendment to Amended and Restated Stockholders Agreement of C&J Energy Services, Inc. dated July 14, 2011 (incorporated herein by reference to Exhibit 10.19 to the C&J Energy Services, Inc.’s Registration Statement on Form S-1, dated July 18, 2011 (Registration No. 333-173177))

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

**§101.INS XBRL Instance Document

**§101.SCH XBRL Taxonomy Extension Schema Document

**§101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

**§101.LAB XBRL Taxonomy Extension Label Linkbase Document

**§101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

**§101.DEF XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

**	Furnished, herewith in accordance with Item 601(b)(32) of Regulation S-K. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filing.