Form 10-Q
period 2012-06-30
C&J Energy Services, Inc.
filed 2012-08-09
CIK 1509273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35255

C&J Energy Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5673219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10375 Richmond Avenue, Suite 1910 Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at August 3, 2012, was 52,757,157.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

-i-

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,278	$46,780
Accounts receivable, net of allowance of $1,124 at June 30, 2012 and $808 at December 31, 2011	195,177	122,169
Inventories, net	74,037	45,440
Prepaid and other current assets	10,898	9,138
Deferred tax assets	1,889	789

Total current assets	290,279	224,316

Property, plant and equipment, net of accumulated depreciation of $60,487 at June 30, 2012 and $46,539 at December 31, 2011	352,162	213,697

Other assets:
Goodwill	194,962	65,057
Intangible assets, net of accumulated amortization of $10,572 at June 30, 2012 and $8,151 at December 31, 2011	128,598	25,419
Deposits on equipment under construction	3,061	6,235
Deferred financing costs, net of accumulated amortization of $753 at June 30, 2012 and $411 at December 31, 2011	4,448	2,528
Other noncurrent assets, net	2,051	597

Total assets	$975,561	$537,849

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$79,512	$57,564
Payroll and related costs	13,427	4,799
Accrued expenses	7,922	9,655
Income taxes payable	13,812	1,827
Current portion of capital lease obligations	1,991	—
Customer advances and deposits	5,229	5,392

Total current liabilities	121,893	79,237

Deferred tax liabilities	121,844	62,471

Long-term debt and capital lease obligations	224,765	—

Other long-term liabilities	1,436	1,086

Total liabilities	469,938	142,794

Commitments and contingencies

Stockholders’ equity
Common stock, par value of $0.01, 100,000,000 shares authorized, 52,731,490 issued and outstanding at June 30, 2012 and 51,886,574 issued and outstanding at December 31, 2011	527	519
Additional paid-in capital	209,780	201,874
Retained earnings	295,316	192,662

Total stockholders’ equity	505,623	395,055

Total liabilities and stockholders' equity	$975,561	$537,849

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$278,388	$182,171	$517,440	$309,375

Cost of sales	173,269	110,068	317,632	180,116

Gross profit	105,119	72,103	199,808	129,259

Selling, general and administrative expenses	22,841	11,703	41,171	20,528

(Gain) loss on sale/disposal of assets	212	17	609	(73)

Operating income	82,066	60,383	158,028	108,804

Other expense:
Interest expense, net	(891)	(1,200)	(1,271)	(3,158)
Loss on early extinguishment of debt	—	(7,605)	—	(7,605)
Other expense, net	—	(27)	(72)	(39)

Total other expense, net	(891)	(8,832)	(1,343)	(10,802)

Income before income taxes	81,175	51,551	156,685	98,002

Income tax expense	27,900	18,313	54,031	35,679

Net income	$53,275	$33,238	$102,654	$62,323

Net income per common share (see Note 1):
Basic	$1.03	$0.70	$1.98	$1.31

Diluted	$0.99	$0.68	$1.91	$1.28

Weighted average common shares outstanding:
Basic	51,957	47,499	51,931	47,499

Diluted	53,833	48,656	53,774	48,677

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional
	Number of	Amount, at	Paid-in	Retained
	Shares	$0.01 par value	Capital	Earnings	Total
Balance, December 31, 2010	47,499	$475	$78,288	$30,683	$109,446
Issuance of common stock	4,300	43	112,104	—	112,147
Exercise of stock options	88	1	124	—	125
Excess tax benefit from stock-based award activity	—	—	512	—	512
Stock-based compensation	—	—	10,846	—	10,846
Net income	—	—	—	161,979	161,979

Balance, December 31, 2011	51,887	519	201,874	192,662	395,055
Issuance of restricted stock	747	7	(7)	—	—
Exercise of stock options	97	1	305	—	306
Excess tax benefit from stock-based award activity	—	—	522	—	522
Stock-based compensation	—	—	7,086	—	7,086
Net income	—	—	—	102,654	102,654

Balance, June 30, 2012*	52,731	$527	$209,780	$295,316	$505,623

*	Unaudited

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$102,654	$62,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,406	8,987
Deferred income taxes	6,731	22,734
Provision for doubtful accounts, net of write-offs	300	135
(Gain) loss on sale/disposal of assets	609	(73)
Stock-based compensation expense	7,086	4,270
Excess tax benefit from stock-based award activity	(524)	—
Amortization of deferred financing costs	342	408
Write-off of deferred financing costs related to early extinguishment of debt	—	2,899
Changes in operating assets and liabilities:
Accounts receivable	(38,017)	(42,573)
Inventories	(24,640)	(1,843)
Prepaid expenses and other current assets	194	(5,182)
Accounts payable	9,454	24,426
Accrued liabilities	(1,489)	2,008
Accrued taxes	12,294	(7,134)
Deferred income	400	(4,000)
Other	(193)	(2,628)

Net cash provided by operating activities	92,607	64,757

Cash flows from investing activities:
Purchases of and deposits on property and equipment	(77,865)	(65,130)
Payments made to acquire Casedhole Holdings, Inc., net of cash acquired	(271,852)	—
Payments made to acquire Total E&S, Inc., net of cash acquired	—	(27,225)
Proceeds from disposal of property and equipment	168	2,372

Net cash used in investing activities	(349,549)	(89,983)

Cash flows from financing activities:
Payments on revolving debt, net	—	(3,100)
Proceeds from long-term debt	220,000	119,850
Repayments of long-term debt	—	(83,789)
Financing costs	(2,262)	(2,918)
Proceeds from stock options exercised	306	—
Excess tax benefit from stock-based award activity	524	—
Payments of capital lease obligations	(128)	—

Net cash provided by financing activities	218,440	30,043

Net (decrease) increase in cash and cash equivalents	(38,502)	4,817
Cash and cash equivalents, beginning of period	46,780	2,817

Cash and cash equivalents, end of period	$8,278	$7,634

Supplemental cash flow disclosure:
Cash paid for interest	$253	$2,609

Cash paid for taxes	$35,113	$18,810

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization, Nature of Business and Summary of Significant Accounting Policies

C&J Energy Services, Inc. (“C&J” or the “Company”) was incorporated in Texas in 2006 and re-incorporated in Delaware in 2010. The Company operates in three reportable business segments: Stimulation and Well Services, Wireline Services and Equipment Manufacturing. The Company provides hydraulic fracturing, coiled tubing and pressure pumping services through its Stimulation and Well Intervention Services business segment to oil and natural gas exploration and production companies operating in basins in South Texas, East Texas/North Louisiana, Western Oklahoma and West Texas/East New Mexico. Subsequent to its June 7, 2012 acquisition of Casedhole (as defined and described in more detail in Note 3 – Acquisitions), the Company provides cased-hole wireline and other complementary services to energy producers across the United States through its new Wireline Services business segment. In addition, subsequent to its April 28, 2011 acquisition of Total E&S, Inc. (together with its subsidiary, “Total”), the Company manufactures and repairs equipment for companies in the energy services industry as well as equipment to fulfill the Company’s internal equipment demands through its Equipment Manufacturing business segment. See Note 7 – Segment Information for further discussion regarding the Company’s reportable business segments. As used herein, references to the “Company” or “C&J” are to C&J together with its consolidated subsidiaries (“Subsidiaries”), including Casedhole and Total subsequent to their respective acquisition dates.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2011 is derived from audited financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation have been included. In preparing the accompanying consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the consolidated financial statements and disclosures of contingencies.

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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories

Inventories for the Stimulation and Well Intervention Services segment and the Wireline Services segment consist of finished goods, including spare parts to be used in maintaining equipment and general supplies and materials for the segments’ operations. Inventories for the Equipment Manufacturing segment consist of manufacturing parts, work-in-process and finished goods. See Note 7 – Segment Information for further discussion regarding the Company’s reportable segments.

Inventories are stated at the lower of cost or market (net realizable value) on a first-in, first-out basis and appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Manufacturing parts	$16,227	$6,809
Work-in-process	7,810	7,133
Finished goods	50,498	31,844

	74,535	45,786
Inventory reserve	(498)	(346)

	$74,037	$45,440

Revenue Recognition

All revenue is recognized when persuasive evidence of an arrangement exists, the service is complete or the equipment has been delivered to the customer, the amount is fixed or determinable and collectability is reasonably assured, as follows:

Hydraulic Fracturing Revenue. The Company provides hydraulic fracturing services on either a spot market basis or under term contracts. Revenue is recognized and customers are invoiced upon the completion of each job, which can consist of one or numerous fracturing stages. Once a job has been completed to the customer’s satisfaction, a field ticket is written that includes charges for the service performed and the chemicals and proppants consumed during the course of the service. The field ticket may also include charges for the mobilization of the equipment to the location, additional equipment used on the job, if any, and other miscellaneous consumables. Rates for services performed on a spot market basis are based on an agreed-upon hourly spot market rate. Under the term contracts, the Company’s customers are typically obligated to pay on a monthly basis for a specified number of hours of service, whether or not those services are actually utilized. To the extent customers use more than the specified contract minimums, the Company will be paid a pre-agreed amount for the provision of such additional services.

Coiled Tubing and Pressure Pumping Revenue. Coiled tubing and pressure pumping jobs are typically short-term in nature and can last anywhere from a few hours to multiple days. Coiled tubing and pressure pumping revenue is recognized upon completion of each day’s work based upon a completed field ticket. The field ticket includes charges for the mobilization of the equipment to the location, the service performed, the personnel on the job, additional equipment used on the job, if any, and miscellaneous consumables used throughout the course of the service. The Company typically charges the customer on an hourly basis for these services at agreed upon spot market rates.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Materials Consumed While Performing Services. The Company generates revenue from chemicals and proppants that are consumed while performing hydraulic fracturing services. When provided by the Company, chemicals and proppants are billed at cost plus an agreed-upon markup. When chemicals and proppants are supplied by the customer, the Company charges handling fees based on the amount of chemicals and proppants used in providing its services.

In addition, ancillary to coiled tubing and pressure pumping revenue, the Company generates revenue from various fluids and supplies that are necessarily consumed during those processes.

Wireline Revenue. Wireline revenue is generated from cased-hole wireline and other complementary services, including logging, perforating, pipe recovery, pressure testing and pumpdown services, to its customers. These arrangements are typically short-term in nature and each job can last anywhere from a few hours to multiple days. The Company recognizes the revenue when the services and equipment are provided and the job is completed. The Company typically charges the customer on a per job basis for these services at agreed-upon spot market rates.

Equipment Manufacturing Revenue. The Company enters into arrangements to construct equipment, conduct equipment repair services and provide oilfield parts and supplies to customers in the energy services industry. Revenue is recognized and the customer is invoiced upon the completion and delivery of each order to the customer.

Stock-Based Compensation

The Company’s stock-based compensation consists of nonqualified stock options and restricted stock. The Company values option grants based on the grant date fair value by using the Black-Scholes option-pricing model and values restricted stock grants based on the closing price of C&J’s common stock on the New York Stock Exchange (“NYSE”) on the grant date. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. Further information regarding stock-based compensation can be found in Note 5 – Stock-Based Compensation.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature. The carrying value of long-term debt approximates its fair value, as interest rates approximate market rates.

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

Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the applicable period and excludes unvested shares of restricted stock. Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options and restricted stock.

The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the applicable periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Numerator:
Net income attributed to common shareholders	$53,275	$33,238	$102,654	$62,323

Denominator:
Weighted average common shares outstanding	51,957	47,499	51,931	47,499

Effect of potentially dilutive common shares:
Stock options	1,876	1,157	1,843	1,178

Weighted average common shares outstanding and assumed conversions	53,833	48,656	53,774	48,677

Income per common share:
Basic	$1.03	$0.70	$1.98	$1.31

Diluted	$0.99	$0.68	$1.91	$1.28

Diluted earnings per share:
Anti-dilutive stock options	1,215	3,803	1,200	3,726
Anti-dilutive restricted stock	99	—	49	—

Potentially dilutive securities excluded as anti-dilutive	1,314	3,803	1,249	3,726

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reclassifications

Certain reclassifications have been made to prior period consolidated financial statements to conform to the current year presentations. These reclassifications had no effect on the financial position, results of operations or cash flows of the Company.

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other.

Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.

The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company intends to early adopt this ASU for the year ended December 31, 2012 and does not believe that the adoption will have a material impact on its consolidated financial statements.

Note 2 - Long-Term Debt

Senior Secured Revolving Credit Facility

On April 19, 2011, the Company entered into a five-year $200.0 million senior secured revolving credit agreement (as amended by the Amendment (defined below), the “Credit Facility”) with Bank of America, N.A., as administrative agent, swing line lender and line of credit issuer, Comerica Bank, as line of credit issuer and syndication agent, Wells Fargo Bank, National Association, as documentation agent, and various other lenders. Obligations under the Credit Facility are guaranteed by the Company’s domestic subsidiaries (other than Immaterial Subsidiaries, as defined by the Credit Facility) (the “Guarantor Subsidiaries”). Effective June 5, 2012, the Company entered into Amendment No. 1 and Joinder to Credit Agreement (the “Amendment”). The Amendment was entered into, among other reasons, to facilitate and permit the Company to fund a portion of the purchase price of the Casedhole acquisition.

The Amendment, among other things, increased the Company’s borrowing capacity under the Credit Facility from $200.0 million to $400.0 million. To effectuate this increase, new financial institutions were added to the Credit Facility as lenders and certain existing lenders severally agreed to increase their respective commitments. Pursuant to the Amendment, the aggregate amount by which the

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company may periodically increase commitments through incremental facilities was increased from $75.0 million to $100.0 million, the sublimit for letters of credit was left unchanged at $200.0 million and the sublimit for swing line loans was increased from $15.0 million to $25.0 million. On June 7, 2012, the Company drew $220.0 million from the Credit Facility to fund a portion of the purchase price of the Casedhole acquisition. As of June 30, 2012, $220.0 million was outstanding under the Credit Facility leaving $180.0 million available for borrowing.

Loans under the Credit Facility are denominated in U.S. dollars and will mature on April 19, 2016. Outstanding loans bear interest at either LIBOR or a base rate, at the Company’s election, plus an applicable margin that ranges from 1.25% to 2.00% for base rate loans and from 2.25% to 3.00% for LIBOR loans, based upon the Company’s leverage ratio, which is the ratio of funded indebtedness to EBITDA (as defined in the Credit Facility) for the Company on a consolidated basis. All obligations under the Credit Facility are secured, subject to agreed-upon exceptions, by a first priority perfected security position on all real and personal property of the Company and the Guarantor Subsidiaries.

The Credit Facility contains customary affirmative covenants including financial reporting, governance and notification requirements. The Amendment made certain changes to the Credit Facility’s affirmative covenants, including, among others, the financial reporting and notification requirements, and the Credit Facility’s negative covenants, including, among others, the restriction on the Company’s ability to conduct asset sales, incur additional indebtedness, grant liens, issue guarantees, make investments, loans or advances and enter into certain transactions with affiliates. Additionally, the Amendment altered the restriction on capital expenditures to allow the Company to make an unlimited amount of capital expenditures so long as the pro forma Consolidated Leverage Ratio (as defined in the Credit Facility) is less than 2.00 to 1.00, the Company has pro forma liquidity of greater than $40.0 million, no default exists and the capital expenditure could not reasonably be expected to cause a default. Further, in the event that these conditions are not met, the Company will be permitted to make capital expenditures of up to $200.0 million in any fiscal year, provided that up to $50.0 million of such amount in any fiscal year may be rolled over to the subsequent fiscal year and up to $50.0 million may be pulled forward from the subsequent fiscal year. These capital expenditure restrictions will not apply to, among other things, capital expenditures financed solely with the proceeds from the issuance of qualified equity interests and asset sales or normal replacement and maintenance capital expenditures. The Company was in compliance with all debt covenants under the Credit Facility as of June 30, 2012.

Note 3 – Acquisitions

On June 7, 2012, the Company acquired all of the outstanding equity interests of Casedhole Holdings, Inc. and its operating subsidiary, Casedhole Solutions, Inc. (collectively, “Casedhole”), which was accounted for using the purchase method of accounting. The results of Casedhole’s operations since the date of the acquisition have been included in the Company’s consolidated financial statements. The acquisition of Casedhole, among other things, added cased-hole wireline and other complementary services to the Company’s existing service lines. Casedhole operates in many of the most active basins and shale plays in the United States. Total consideration paid by the Company consisted of approximately $271.9 million in cash, net of cash acquired of approximately $7.3 million. The Company funded the acquisition through $220.0 million drawn from the Credit Facility, with the remainder paid from cash on hand.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The preliminary purchase price has been allocated to the net assets acquired upon their estimated fair values, as follows (in thousands):

Current assets	$49,619
Property and equipment	73,204
Goodwill	129,905
Other intangible assets	105,600
Other assets	1,459

Total assets acquired	$359,787

Current liabilities	$23,081
Capital lease obligations	4,895
Deferred income taxes	52,602

Total liabilites assumed	$80,578

Net assets acquired	$279,209

Other intangibles have a total value of $105.6 million with a weighted average amortization period of approximately 14 years. Other intangible assets consists of customer relationship of $80.4 million, amortizable over 15 years, trade name of $23.6 million, amortizable over 10 years, and non-compete agreements of $1.6 million, amortizable over four years. The amount allocated to goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The goodwill and other intangibles are not tax deductible.

The following unaudited pro forma results of operations have been prepared as though the Casedhole acquisition was completed on January 1, 2011. Pro forma amounts are based on the purchase price allocation of the acquisition and are not necessarily indicative of results that may be reported in the future (in thousands, except per share data):

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Revenues	$611,803	$360,298
Net income	114,907	63,075

Net income per common share:
Basic	$2.21	$1.33
Diluted	2.14	1.30

In preparing the pro forma financial information, the Company added $0.3 million and $0.3 million of depreciation expense for the six months ended June 30, 2012 and 2011, respectively. Amortization expense, for the amortization of intangible assets, of $3.5 million and $4.1 million was added for the six months ended June 30, 2012 and 2011, respectively. Selling, general and administrative expenses were reduced by $3.2 million related to costs incurred in connection with the transaction for the six months ended June 30, 2012. Interest expense was increased by $1.5 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively. Income tax expense was reduced by $2.5 million and $1.6 million for the six months ended June 30, 2012 and 2011, respectively.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Intangible Assets

Intangible assets consist of the following (in thousands):

	Amortization	June 30,	December 31,
	Period	2012	2011
Trade name	10-15 years	$27,275	$3,675
Customer relationships	8-15 years	100,193	19,793
Non-compete - Casedhole	4 years	1,600	—
Non-compete, backlog and patent - Total	11-20 months	3,001	3,001
IPR&D - Total	Indefinite	854	854
Trade name - Total	Indefinite	6,247	6,247

		139,170	33,570
Less: accumulated amortization		(10,572)	(8,151)

Intangible assets, net		$128,598	$25,419

Note 5 - Stock-Based Compensation

On April 5, 2012, the Board of Directors of the Company approved the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (the “2012 LTIP”). The 2012 LTIP provides for the grant of stock based awards to the Company’s officers, employees, consultants and non-employee directors.

The following types of awards are available for issuance under the 2012 LTIP: incentive stock options and nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; and share awards. Only nonqualified stock options and restricted stock have been awarded under the 2012 LTIP to date.

To the extent permitted by law, the participant of an award of restricted stock will have all of the rights of a stockholder with respect to such shares of common stock, including the right to vote the shares of common stock and to receive all dividends or other distributions made with respect to the shares of common stock. Dividends on restricted stock will be deferred until the lapsing of the restrictions imposed on the shares and will be held by the Company for the account of the participant (either in cash or to be reinvested in shares of restricted stock) until such time. Payment of the deferred dividends and accrued interest, if any, shall be made upon the lapsing of restrictions on the related shares, and any dividends deferred in respect of any shares of restricted stock shall be forfeited upon the forfeiture of such shares of restricted stock.

Subject to appropriate adjustment as provided under the 2012 LTIP, the total number of shares of common stock available for issuance under the 2012 LTIP is 4,300,000. This number of shares is subject to appropriate adjustment in the event of a reclassification, recapitalization, merger, consolidation, reorganization, spin-off, split-up, issuance of warrants, rights or debentures, stock dividend, stock split or reverse stock split, cash dividend, property dividend, combination or exchange of shares, repurchase of shares, change in corporate structure or any similar corporate event or transaction. This number of shares may also increase due to the termination of an award granted under the 2012 LTIP, or under the Company’s Prior Plans (as defined below), by expiration, forfeiture, cancellation or otherwise without the issuance of the shares of common stock.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the approval of the 2012 LTIP, on May 29, 2012, the C&J Energy Services, Inc. 2010 Stock Option Plan (the “2010 Plan”) was amended (the “2010 Plan Amendment”) to provide, among other things, that (i) no additional awards would be granted under the 2010 Plan on or after May 29, 2012, (ii) all awards outstanding under the 2010 Plan as of May 29, 2012 would continue to be subject to the terms of the 2010 Plan and the applicable award agreement, and (iii) if and to the extent an award originally granted pursuant to the 2010 Plan is terminated by expiration, forfeiture, cancellation or otherwise without the issuance of shares of common stock, any and all shares of common stock associated with such award shall become available to be granted pursuant to a new award under the terms of the 2012 LTIP.

Prior to December 23, 2010, all options granted to employees were granted under the C&J Energy Services, Inc. 2006 Stock Option Plan (the “2006 Plan” and, together with the 2010 Plan, the “Prior Plans”). On December 23, 2010, the 2006 Plan was amended to provide, among other things, that (i) no additional awards would be granted under the 2006 Plan, (ii) all awards outstanding under the 2006 Plan would continue to be subject to the terms of the 2006 Plan and (iii) all unvested options under the 2006 Plan would immediately vest and become exercisable in connection with the completion of a private placement of common stock that occurred in December 2010. On May 29, 2012, the 2006 Plan was further amended (the “2006 Plan Amendment”) to provide, among other things, that if and to the extent an award originally granted pursuant to the 2006 Plan is terminated by expiration, forfeiture, cancellation or otherwise without the issuance of shares of common stock, any and all shares of common stock associated with such award shall become available to be granted pursuant to a new award under the terms of the 2012 LTIP.

The fair value of each option award granted under the 2012 LTIP and under the Prior Plans is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on comparable public company data. The Company makes estimates with respect to employee termination and forfeiture rates of the options within the valuation model. The expected term of options granted is derived using the “plain vanilla” method due to the lack of history and volume of option activity at the Company. The risk-free rate is based on the approximate U.S. Treasury yield rate in effect at the time of grant. For options granted prior to the Company’s initial public offering, which closed on August 3, 2011, the calculation of the Company’s stock price involved the use of different valuation techniques, including a combination of an income and/or market approach. Determination of the fair value was a matter of judgment and often involved the use of significant estimates and assumptions. The following table presents the assumptions used in determining the fair value of option awards totaling 133,597 and 514,335 granted during the six months ended June 30, 2012 and 2011, respectively.

	Six Months Ended June 30,
	2012	2011
Expected volatility	65% to 75%	75%
Expected dividends	None	None
Exercise price	$16.88-$18.89	$10.00-$15.50
Expected term (in years)	5 - 6	5 - 6
Risk-free rate	0.9%-1.4%	2.1%-2.6%

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2012, the Company had 6,731,252 options outstanding to employees, a consultant and non-employee directors.

Restricted stock issued is valued based on the closing price of C&J’s common stock on the NYSE on the grant date. During the six months ended June 30, 2012, 747,479 shares of restricted stock were granted to employees and non-employee directors under the 2012 LTIP at a fair market value of $18.89 per share.

As of June 30, 2012, there were 3,555,256 shares available for issuance under the 2012 LTIP.

Note 6 - Commitments and Contingencies

Hydraulic Fracturing Term Contracts

The Company has entered into certain multi-year take-or-pay contracts. Under the term contracts, the Company’s customers are typically obligated to pay on a monthly basis for a specified number of hours of service, whether or not those services are actually utilized. To the extent customers use more than the specified contract minimums, the Company will be paid a pre-agreed amount for the provision of such additional services. The revenue related to these contracts is recognized on the earlier of the passage of time under terms as defined by the respective contract or as the services are performed.

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

Note 7 - Segment Information

In accordance with FASB Accounting Standards Codification, Segment Reporting, the Company routinely evaluates whether it has separate operating and reportable segments. The Company has determined that it operates in three reportable business segments: Stimulation and Well Intervention Services, Wireline Services and Equipment Manufacturing. This determination is made based on the following factors: (1) the Company’s chief operating decision maker is currently managing each segment as separate businesses, evaluating performance and making resource allocation decisions distinctly, and expects to do so for the foreseeable future, and (2) discrete financial information for each segment is available. Prior to the acquisition of Casedhole on June 7, 2012, the Company operated under two business segments: Stimulation and Well Intervention Services and Equipment Manufacturing. The Company analyzed the impact of the Casedhole acquisition on its operations and determined that, as a result thereof, a third reportable segment now exists, the Wireline Services segment. The following is a brief description of the Company’s three business segments:

Stimulation and Well Intervention Services. This business segment has three related service lines providing hydraulic fracturing, coiled tubing and pressure pumping services, with a focus on complex, technically demanding well completions.

Wireline Services. This business segment provides cased-hole wireline services including logging, perforating and pipe recovery. This segment also performs complementary pressure testing and pumpdown services. This segment operates its fleet of wireline units, pumpdown units and pressure control equipment in many of the most active basins and shale plays in the United States.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Equipment Manufacturing. This business segment constructs equipment, conducts equipment repair services and provides oilfield parts and supplies for the Company’s Stimulation and Well Intervention Services and Wireline Services segments, as well as for third-party customers in the energy services industry.

The following table sets forth certain financial information with respect to the Company’s reportable segments. Included in “Corporate and Other” are intersegment eliminations and costs associated with activities of a general corporate nature.

	Stimulation and Well Intervention Services	Wireline Services	Equipment Manufacturing	Corporate and Other	Total
	(in thousands)
Three months ended June 30, 2012
Revenue from external customers	$252,022	$15,125	$11,241	$—	$278,388
Inter-segment revenues	13	—	17,144	(17,157)	—
Adjusted EBITDA	95,969	4,677	4,878	(12,964)	92,560
Depreciation and amortization	7,845	1,196	480	40	9,561
Operating income (loss)	87,557	3,481	4,396	(13,368)	82,066
Capital expenditures	39,629	2,021	656	(3,200)	39,106
Six months ended June 30, 2012
Revenue from external customers	$478,567	$15,125	$23,748	$—	$517,440
Inter-segment revenues	13	—	32,985	(32,998)	—
Adjusted EBITDA	187,604	4,677	8,568	(24,157)	176,692
Depreciation and amortization	14,533	1,196	1,522	155	17,406
Operating income (loss)	172,504	3,481	7,045	(25,002)	158,028
Capital expenditures	82,240	2,021	1,404	(7,800)	77,865
As of June 30, 2012
Total assets	$552,621	$360,869	$71,539	$(9,468)	$975,561
Goodwill	60,339	129,905	4,718	—	194,962
Three months ended June 30, 2011
Revenue from external customers	$177,654	$—	$4,517	$—	$182,171
Inter-segment revenues	—	—	9,580	(9,580)	—
Adjusted EBITDA	70,605	—	2,468	(6,976)	66,097
Depreciation and amortization	4,534	—	671	179	5,384
Operating income (loss)	66,081	—	1,797	(7,495)	60,383
Capital expenditures	36,344	—	1,028	(2,026)	35,346
Six months ended June 30, 2011
Revenue from external customers	$304,858	$—	$4,517	$—	$309,375
Inter-segment revenues	—	—	9,580	(9,580)	—
Adjusted EBITDA	127,139	—	2,468	(11,588)	118,019
Depreciation and amortization	7,995	—	671	321	8,987
Operating income (loss)	119,256	—	1,797	(12,249)	108,804
Capital expenditures	65,428	—	1,028	(1,326)	65,130
As of June 30, 2011
Total assets	$329,706	$—	$46,695	$3,781	$380,182
Goodwill	60,339	—	4,718	—	65,057

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Management evaluates segment performance and allocates resources based on earnings before net interest expense, income taxes, depreciation and amortization, loss on early extinguishment of debt, the net gain or loss on the disposal of assets and transaction costs (“Adjusted EBITDA”). Adjusted EBITDA, a non-GAAP financial measure, is considered an important measure of each segment’s performance. In addition, management believes that the disclosure of Adjusted EBITDA as a measure of each segment’s operating performance allows investors to make a direct comparison to competitors, without regard to differences in capital and financing structure. Investors should be aware, however, that there are limitations inherent in using Adjusted EBITDA as a measure of overall profitability because it excludes significant expense items. An improving trend in Adjusted EBITDA may not be indicative of an improvement in the Company’s profitability. To compensate for the limitations in utilizing Adjusted EBITDA as an operating measure, management also uses U.S. GAAP measures of performance, including operating income and net income, to evaluate performance, but only with respect to the Company as a whole and not on a segment basis.

As required under Item 10(e) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), included below is a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to net income, which is the nearest comparable U.S. GAAP financial measure (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Adjusted EBITDA	$92,560	$66,097	$176,692	$118,019
Interest expense, net	(891)	(1,200)	(1,271)	(3,158)
Loss on early extinguishment of debt	—	(7,605)	—	(7,605)
Provision for income taxes	(27,900)	(18,313)	(54,031)	(35,679)
Depreciation and amortization	(9,561)	(5,384)	(17,406)	(8,987)
Gain (loss) on disposal of assets	(212)	(17)	(609)	73
Costs to acquire Total	—	(340)	—	(340)
Costs to acquire Casedhole	(721)	—	(721)	—

Net income	$53,275	$33,238	$102,654	$62,323

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “plan,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “potential,” “would,” “may,” “probable,” “likely,” and similar expressions that convey the uncertainty of future events or outcomes, and the negative thereof, are intended to identify forward-looking statements. Forward-looking statements, which are not generally historical in nature, include those that express a belief, expectation or intention regarding our future activities, plans and goals and our current expectations with respect to, among other things:

•	our future revenues, income and operating performance;

•	our ability to sustain and improve our margins;

•	operating cash flows and availability of capital;

•	the timing and success of future acquisitions and other special projects;

•	future capital expenditures; and

•	our ability to finance equipment, working capital and capital expenditures.

Forward-looking statements are not assurances of future performance and actual results could differ materially from our historical experience and our present expectations or projections. These forward-looking statements are based on management’s current expectations and beliefs, forecasts for our existing operations, experience, expectations and perception of historical trends, current conditions, anticipated future developments and their effect on us, and other factors believed to be appropriate. Although management believes the expectations and assumptions reflected in these forward-looking statements are reasonable as and when made, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all). Our forward-looking statements involve significant risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

•	a sustained decrease in domestic spending by the oil and natural gas exploration and production industry;

•	a decline in or substantial volatility of crude oil and natural gas commodity prices;

•	delay in or failure of delivery of our new fracturing fleets or future orders of specialized equipment;

•	the loss of or interruption in operations of one or more key suppliers;

•	overcapacity and competition within our industry;

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

For additional information regarding known material factors that could affect our operating results and performance, please read (1) “Risk Factors” in Part II, Item 1A of this Form 10-Q, as well as in our Quarterly Report on Form 10-Q for the period ended March 31, 2012 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and (2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q and as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Should one or more of these known material risks occur, or should the underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011. Unless the context otherwise requires, “we,” “us,” the “Company,” “C&J” or like terms refers to C&J Energy Services, Inc. and its subsidiaries, including the financial results of Total and Casedhole (each as described below) from their respective acquisition dates.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled “Cautionary Note Regarding Forward-Looking Statements” of this Form 10-Q.

Overview

We are an independent provider of premium hydraulic fracturing, coiled tubing, pressure pumping, wireline and other complementary services with a focus on complex, technically demanding well completions. These services, which are offered through our Stimulation and Well Intervention Services and Wireline Services segments are provided in conjunction with both unconventional and conventional well completions as well as stimulation and workover operations for existing wells.

We commenced our Wireline Services business with the acquisition of Casedhole Holdings, Inc. (including its operating subsidiary, Casedhole Solutions, Inc., “Casedhole”) on June 7, 2012 (See “Recent Developments – Acquisition of Casedhole” for additional information). Although our operations have historically been focused in South Texas, East Texas/North Louisiana, Western Oklahoma and West Texas/East New Mexico, the acquisition of Casedhole provided us with an expanded geographic presence in many of the most active areas for oil and gas exploration and production activity in the United States, including areas where we previously did not have a presence, such as the Williston and Uinta Basins and the Marcellus, Utica, Avalon and Bone Springs shale plays. We have moved coiled tubing equipment into North Dakota with the intention of putting this equipment to work in the Bakken oil play during the latter part of the third quarter of 2012. We are evaluating opportunities with existing and new customers to expand our operations into new areas throughout the United States with completion and stimulation requirements similar to those where we have historically provided Stimulation and Well Intervention Services.

With the acquisition of Total E&S, Inc. (“Total”) on April 28, 2011, we commenced our Equipment Manufacturing business. In addition to manufacturing hydraulic fracturing, coiled tubing, pressure pumping, wireline and other equipment used in the energy services industry, through Total we are able to provide equipment repair services and sell oilfield parts and supplies to third-party customers in the energy services industry and to meet our own internal needs. Immediately following our acquisition of Total, we acquired approximately ten acres of property adjacent to Total’s existing facility and constructed an approximate 36,000 square foot manufacturing facility, which was completed in December 2011. On August 2, 2012, we acquired an additional 10 acres of land with an approximate 123,200 square foot warehouse in Greenville, Texas, which we intend to use to centralize company-wide inventory management. By significantly increasing Total’s manufacturing capacity, we expect to further increase its ability to service our Stimulation and Well Intervention Services and Wireline Services segments and existing and future third-party customers, and to enhance our research and development efforts around equipment and innovation.

Recent Developments

Acquisition of Casedhole. Effective as of June 7, 2012, we acquired all of the outstanding equity interests of Casedhole for approximately $271.9 million in cash, net of cash acquired. We funded the acquisition through $220.0 million drawn from our $400.0 million senior secured revolving Credit Facility, with the remainder paid from cash on hand.

Casedhole provides cased-hole wireline and other complementary services, including logging, perforating, pipe recovery, pressure testing and pumpdown services, across many of the most attractive regions of oil and gas exploration and production activity in the United States. The acquired assets included, among other things, Casedhole’s fleet of wireline units, pumpdown units and associated ancillary equipment. Casedhole’s experienced senior management team has joined the Company to continue running its business as our new Wireline Services business.

Amendment to Credit Facility. Effective June 5, 2012, we entered into Amendment No. 1 and Joinder to Credit Agreement (the “Amendment”) which amended our existing $200.0 million senior secured revolving credit agreement, dated April 19, 2011 (as amended, the “Credit Facility”), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and various other lenders. The Amendment was entered to, among other reasons, facilitate and permit the acquisition of Casedhole by, among other things, increasing our borrowing capacity under the Credit Facility from $200.0 million to $400.0 million. On June 7, 2012, we drew $220.0 million from the Credit Facility to fund a portion of the purchase price of the acquisition. As of August 3, 2012, $210.0 million was outstanding under the Credit Facility leaving $190.0 million available for borrowing. For a description of the Credit Facility, please read “Description of Our Indebtedness – Senior Secured Credit Agreement.”

Our Business

Stimulation and Well Intervention Services Segment

Our Stimulation and Well Intervention Services segment encompasses three related service lines providing hydraulic fracturing, coiled tubing and pressure pumping services, with a focus on complex, technically demanding well completions.

Hydraulic Fracturing. Approximately 78% of our consolidated revenues for the six months ended June 30, 2012 were derived from hydraulic fracturing services. We currently operate seven modern, 15,000 pounds per square inch, pressure rated hydraulic fracturing fleets with an aggregate 242,000 horsepower. We took full delivery of all pumps and initially ordered ancillary equipment for our seventh hydraulic fracturing fleet in April 2012. The 32,000 horsepower fleet was deployed in late-April for spot market work in the Eagle Ford shale in South Texas and the Permian Basin in West Texas. We currently have two additional hydraulic fracturing fleets on order, which we expect to be delivered and deployed in the third quarter and fourth quarter of 2012, respectively. The addition of these two fleets will increase our total capacity to more than 300,000 horsepower by the end of 2012.

Five of our hydraulic fracturing fleets are currently working under term contracts: Fleet 1 has been extended, in accordance with provisions in the current contract, for 12 months through mid-2013 to a producer operating in the Eagle Ford shale; Fleet 3 is dedicated through early 2013 to a producer operating in the Eagle Ford shale; Fleet 4 is dedicated through mid-2014 to a producer operating in the Haynesville shale; Fleet 5 is dedicated through mid-2013 to a producer operating in the Eagle Ford shale; and Fleets 6A and 6B are dedicated through early 2014 to a producer operating in the Permian Basin. The term contract for Fleet 2 expired on July 31, 2012, although we believe that the long-term relationship with the prior contract customer remains in place. Fleet 2 is now working for new and existing customers in the spot market, primarily in the Eagle Ford shale. Fleet 4 remains under contract but has been redeployed to the Eagle Ford shale in the spot market working mostly for new customers. The relationship with the contract customer remains in place and this fleet may be redeployed to the Haynesville shale at the election of the contract customer with timely notice. We are seeking to secure multi-year take-or-pay contracts with new and existing customers for our un-contracted fleets, including the two on-order fleets.

Our term contracts generally range from one year to three years. Under the term contracts, our customers are typically obligated to pay us on a monthly basis for a specified number of hours of service, whether or not those services are actually utilized. To the extent customers use more than the specified contract minimums, we will be paid a pre-agreed amount for the provision of such additional services. Our term contracts typically restrict the ability of the customer to terminate or require our customers to pay us a lump-sum early termination fee, generally representing all or a significant portion of the remaining economic value of the contracts to us.

Some of our term contracts allow us to supplement monthly contract revenue by deploying equipment on short-term spot market jobs on those days when the contract customer does not require our services or is not entitled to our services under the applicable term contract. We charge prevailing market prices per hour for spot market work. We may also charge fees for setup and mobilization of equipment depending on the job. Generally, these fees and other charges vary depending on the equipment and personnel required for the job and market conditions in the region in which the services are performed. We believe that one of the benefits of working our hydraulic fracturing fleets on a spot market basis is that it serves as a marketing tool, giving us the opportunity to introduce our services to new customers and strengthen our relationships with the existing customers.

Our hydraulic fracturing business contributed $216.4 million of revenue and completed 1,667 fracturing stages during the second quarter of 2012, compared to $186.4 million of revenue and 1,476 fracturing stages during the first quarter of 2012. During the three months ended June 30, 2012, we averaged monthly revenue per unit of horsepower of $307 compared to $319 for the previous quarter. Hydraulic fracturing revenue for the second quarter of 2011 was $150.6 million and 856 fracturing stages were completed. Average monthly revenue per unit of horsepower was $371 for the second quarter of 2011.

Coiled Tubing and Pressure Pumping. Approximately 15% of our consolidated revenues for the six months ended June 30, 2012 were derived from coiled tubing and pressure pumping services. We currently operate a fleet of 18 coiled tubing units with six new coiled tubing units on order that are expected to be delivered and deployed between the third quarter of 2012 and early 2013 in new geographic basins. We also have a fleet of 19 double-pumps, three single-pumps and seven high-pressure pumpdown units.

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

Our coiled tubing business contributed $31.1 million of revenue and we completed 866 coiled tubing jobs during the second quarter of 2012, compared to $35.5 million of revenue and 908 coiled tubing jobs during the previous quarter. Revenue and jobs were down from the previous quarter primarily as a result of the continued weakening of our East Texas operations as well as significant activity reductions from our top customer in Western Oklahoma. In addition, one of our top customers in the Eagle Ford has recently moved from 24 hour operations to a temporary 12 hour schedule until their midstream infrastructure is built-out. Coiled tubing revenue for the second quarter of 2011 was $22.1 million and 819 jobs were completed. Our pressure pumping business generated $4.5 million of revenue during the second quarter of 2012, compared to $4.6 million during the first quarter of 2012 and $5.0 million for the prior year quarter.

Wireline Services Segment

Our Wireline Services segment provides cased-hole wireline and other complementary services, including logging, perforating, pipe recovery, pressure testing and pumpdown services, which are critical throughout a well’s lifecycle. Our services are generally provided at prevailing rates in the spot market on a job-by-job basis. The rates are determined by a competitive bid process and vary with the type of service to be performed, the equipment and personnel required for the job and market conditions in the region in which the service is performed. Casedhole has expertise in both horizontal and high-pressure, high-temperature completion applications and experience in the most complex and demanding operating environments, focusing on oily basins.

Approximately 3% of our consolidated revenues for the six months ended June 30, 2012 were derived from our new Wireline Services segment, which we commenced with the acquisition of Casedhole on June 7, 2012. Through Casedhole, we currently operate 58 wireline units and 13 pumpdown units, as well as pressure control equipment. We currently have seven new wireline units and two new pumpdown units on order, which we expect to be delivered and deployed by the end of 2012.

Equipment Manufacturing Segment

Approximately 4% of our consolidated revenues for the six months ended June 30, 2012 were derived from our Equipment Manufacturing segment. Our Equipment Manufacturing segment constructs oilfield equipment, including hydraulic fracturing pumps, coiled tubing units, pressure pumping units, wireline units and other equipment, for our Stimulation and Well Intervention Services and Wireline Services segments, as well as for third-party customers in the energy services industry. This segment also provides equipment repair services and oilfield parts and supplies to the energy services industry and to meet the needs of our Stimulation and Well Intervention Services and Wireline Services segments.

See Note 7 – Segment Information to the accompanying consolidated financial statements for further discussion regarding the Company’s reportable segments.

Outlook

We face many challenges and risks in the industry in which we operate. Although many factors contributing to these risks are beyond our ability to control, we continuously monitor these risks, and we have taken steps to mitigate them to the extent practicable. In addition, although we believe that we are well positioned to capitalize on the current growth opportunities available in the industry in which we operate, we may not be able to capitalize on our competitive strengths to achieve our business objectives and, consequently, our results of operations may be adversely affected. Please read the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-Q, as well as in our Quarterly Report on Form 10-Q for the period ended March 31, 2012 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, for information about the risks we face.

Trends that we believe are affecting, and will continue to affect, our industry include:

Demand for Our Services. Our business depends on the capital spending programs of our customers. Our Stimulation and Well Intervention Services and Wireline Services segments are significantly driven by the exploration, development and production expenditures made by our customers, which also impacts sales by our Equipment Manufacturing business to third-party customers in the energy services industry, who have historically tended to delay capital equipment projects, including maintenance and upgrades, during industry downturns. The oil and gas industry has traditionally been volatile, is highly sensitive to supply and demand cycles and is influenced by a combination of long-term and cyclical trends including the current and expected future prices for oil and gas, and the perceived stability and sustainability of those prices, as well as production depletion rates and the resultant levels of cash flows generated and allocated by exploration and production companies to their drilling and workover budgets.

There is increasing horizontal drilling and completion related activity in oily formations due to the significant disparity between oil and natural gas prices on a Btu basis. Further, based on industry data, we believe the price disparity will continue over the near-to-medium term resulting in increasing demand for our services in the oily basins. We are encouraged by this trend, because the growth in oil-directed drilling is taking place in unconventional drilling environments, which requires more of our services than conventional drilling activity. Increasing activity levels and the service-intensive nature of completion activities in unconventional basins, in which we have a growing presence, have had a positive impact on utilization and pricing overall and enabled us to expand our fleet of revenue-producing equipment. We believe long-term capital for the continued development of oily formations will be provided in part by the participation of large well-capitalized domestic oil and gas companies that have made significant investments, as well as international oil and gas companies that continue to make significant capital commitments through joint ventures and direct investments in North America’s unconventional basins. Although we believe these investments indicate a long-term commitment to development, ultimately oil and natural gas prices and capital expenditures by exploration and production companies, together with any significant future increase in overall market capacity completion services, may affect demand for our services.

Competition. The markets in which we provide our Stimulation and Well Intervention Services and Wireline Services are highly competitive. Our competition includes many large and small oilfield service companies, including the largest integrated oilfield services companies. During the second quarter we maintained our presence in oily basins, and have near-term plans to increase our presence in these areas since customer activity levels in natural gas-directed basins is continuing to decline due to the low price of natural gas. We expect to continue to benefit from increased horizontal drilling and completion-related activity in those complex unconventional resource plays in oily regions. However, we are concerned about the migration of drilling activity and completion capacity into the oily regions from the gas- and liquids-rich regions and the near-term weakness in the price of natural gas and natural gas liquids, as this is expected to further increase competition among oilfield service companies in the oily regions, thereby potentially reducing the demand for and pricing of our services.

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

Results of Operations

Our results of operations are driven primarily by four interrelated variables: (1) drilling and stimulation activities of our customers, (2) the prices we charge for our services, (3) cost of products, materials and labor and (4) our service performance. We seek to pass the cost of raw materials, such as proppants and chemicals, onto our customers, and historically, our profitability has not been materially impacted by changes in the costs of these materials. To a large extent, the pricing environment for our services will dictate our level of profitability. To mitigate the volatility in utilization and pricing for the services we offer, we currently have term contracts covering five out of our seven existing fleets.

Our revenues and results of operations were positively impacted by: (1) the addition and deployment of our fourth fleet in April 2011; (2) the addition and deployment of our fifth hydraulic fracturing fleet in August 2011; (3) the addition and deployment of the vertical portion of our sixth hydraulic fracturing fleet in December 2011 and the horizontal portion in February 2012; (4) the addition and deployment of our seventh hydraulic fracturing fleet in April 2012; (5) the addition and deployment of five new coiled tubing units during 2011; (6) the acquisition of Total in April 2011; and (7) the acquisition of Casedhole in June 2012. We expect that our results of operations in 2012 compared to 2011 will be significantly impacted by the dramatic growth of our asset base over the last twelve months.

Results for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

The following table summarizes the change in our results of operations for the three months ended June 30, 2012 when compared to the three months ended June 30, 2011 (in thousands):

	Three Months Ended June 30,
	2012	2011	$ Change
Revenue	$278,388	$182,171	$96,217
Cost of sales	173,269	110,068	63,201

Gross profit	105,119	72,103	33,016
Selling, general and administrative expenses	22,841	11,703	11,138
Loss on disposal of assets	212	17	195

Operating income	82,066	60,383	21,683
Other income (expense):
Interest expense, net	(891)	(1,200)	309
Loss on early extinguishment of debt	—	(7,605)	7,605
Other income (expense), net	—	(27)	27

Total other expenses, net	(891)	(8,832)	7,941

Income before income taxes	81,175	51,551	29,624
Provision for income taxes	27,900	18,313	9,587

Net income	$53,275	$33,238	$20,037

Revenue

Revenue increased $96.2 million, or 53%, to $278.4 million for the three months ended June 30, 2012, as compared to $182.2 million for the same period in 2011. This increase was primarily due to the deployment of additional hydraulic fracturing equipment in our Stimulation and Well Intervention Services segment. Fleets 4, 5, 6A, 6B and 7 which were deployed in April 2011, August 2011, December 2011, February 2012 and April 2012, respectively, contributed approximately $100 million of incremental revenue in the second quarter of 2012. To a lesser extent, revenue was higher in the second quarter of 2012 due to the acquisition of Casedhole in June 2012, the acquisition of Total in April 2011 and the addition of five coiled tubing units. These increases were partially offset by approximately $35 million in reduced revenue associated with some customers choosing to provide their own sand and fluid additives during the three months ended June 30, 2012 compared to the same period a year ago.

Cost of Sales

Cost of sales increased $63.2 million, or 57%, to $173.3 million for the three months ended June 30, 2012, compared to $110.1 million for the same period in 2011 primarily due to the significant quarter over quarter increase in revenue and to a lesser extent, price increases on our primary fluid additive, guar-based gel.

Selling, General and Administrative Expenses (“SG&A”)

SG&A increased $11.1 million, or 95%, to $22.8 million for the three months ended June 30, 2012, as compared to $11.7 million for the same period in 2011. The increase primarily related to $2.9 million in increased SG&A costs related to Casedhole, which was acquired in June 2012, $2.2 million in higher payroll and personnel costs associated with the continued hiring of personnel to support our growth, $1.8 million in higher long-term and short-term incentive costs, $1.0 million in higher professional fees, $0.8 million in incremental SG&A costs related to Total, which was acquired in April 2011, and $0.7 million in transaction costs related to the acquisition of Casedhole.

Interest Expense

Interest expense decreased by $0.3 million, or 26%, to $0.9 million for the three months ended June 30, 2012 as compared to $1.2 million for the same period in 2011. The decrease was primarily attributable to lower average outstanding debt balances and to a lesser extent, lower interest rates.

Loss on Early Extinguishment of Debt

We incurred $7.6 million in costs associated with the early extinguishment of our previous senior credit facility and subordinated term loan during the three months ended June 30, 2011. These costs consisted of $4.7 million in early termination penalties on the subordinated term loan and $2.9 million related to accelerated recognition of deferred financing costs on the previous senior credit facility and subordinated term loan. Immediately following these extinguishments, we entered into a new senior secured revolving credit facility which is further discussed in “Description of Our Indebtedness.”

Income Taxes

We recorded a tax provision of $27.9 million for the three months ended June 30, 2012, at an effective rate of 34.4%, compared to a tax provision of $18.3 million for the three months ended June 30, 2011, at an effective rate of 35.5%. The decrease in our effective rate quarter over quarter is primarily attributable to certain qualifying deductions reflected in our income tax provision for the second quarter of 2012 that were not included in the provision for the second quarter of 2011.

Results for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

The following table summarizes the change in our results of operations for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011	$ Change
Revenue	$517,440	$309,375	$208,065
Cost of sales	317,632	180,116	137,516

Gross profit	199,808	129,259	70,549
Selling, general and administrative expenses	41,171	20,528	20,643
Loss on disposal of assets	609	(73)	682

Operating income	158,028	108,804	49,224
Other income (expense):
Interest expense, net	(1,271)	(3,158)	1,887
Loss on early extinguishment of debt	—	(7,605)	7,605
Other income (expense), net	(72)	(39)	(33)

Total other expenses, net	(1,343)	(10,802)	9,459

Income before income taxes	156,685	98,002	58,683
Provision for income taxes	54,031	35,679	18,352

Net income	$102,654	$62,323	$40,331

Revenue

Revenue increased $208.1 million, or 67%, to $517.4 million for the six months ended June 30, 2012 as compared to $309.4 million for the same period in 2011. This increase was primarily due to the deployment of additional hydraulic fracturing equipment in our Stimulation and Well Intervention Services segment. Fleets 4, 5, 6A, 6B and 7, which were deployed in April 2011, August 2011, December 2011, February 2012 and April 2012, respectively, contributed approximately $193 million of incremental revenue during the six months ended June 30, 2012. To a lesser extent, the increase in revenue is attributable to our Equipment Manufacturing segment, which we added with the acquisition of Total in April 2011, our Wireline Services segment, which we added with the acquisition of Casedhole in June 2012. These increases were partially offset by approximately $45 million in reduced revenue associated with some customers choosing to provide their own sand and fluid additives during the six months ended June 30, 2012 compared to the same period a year ago.

Cost of Sales

Cost of sales increased $137.5 million, or 76%, to $317.6 million for the six months ended June 30, 2012 as compared to $180.1 million for the same period in 2011. As a percentage of revenue, cost of sales increased to 61% for the six months ended June 30, 2012 from 58% for the same period in 2011 due primarily to the significant increase in our revenues from 2011 to 2012, and to a lesser extent, costs associated with our Equipment Manufacturing business segment, with the acquisition of Total in April 2011.

Selling, General and Administrative Expenses (SG&A)

SG&A increased $20.6 million, or 101%, to $41.2 million for the six months ended June 30, 2012 as compared to $20.5 million for the same period in 2011. The increase primarily related to $4.9 million in higher payroll and personnel costs associated with the continued hiring of personnel to support our growth, $3.7 million in higher long-term and short-term incentive costs, $3.1 million in incremental SG&A costs associated with the acquisition of Total, $2.9 million in SG&A costs related to Casedhole, $1.7 million in increased professional fees and $0.8 million in higher property taxes.

Interest Expense

Interest expense decreased by $1.9 million, or 60%, to $1.3 million for the six months ended June 30, 2012 as compared to $3.2 million for the same period in 2011. The decrease was primarily attributable to lower average outstanding debt balances and to a lesser extent, lower interest rates.

Loss on Early Extinguishment of Debt

We incurred $7.6 million in costs associated with the early extinguishment of our previous senior credit facility and subordinated term loan during the six months ended June 30, 2011. These costs consisted of $4.7 million in early termination penalties on the subordinated term loan and $2.9 million related to accelerated recognition of deferred financing costs on the previous senior credit facility and subordinated term loan. Immediately following these extinguishments, we entered into a new senior secured revolving credit facility which is further discussed in “Description of Our Indebtedness.”

Income Taxes

We recorded a tax provision of $54.0 million for the six months ended June 30, 2012, at an effective rate of 34.5%, compared to a tax provision of $35.7 million for the six months ended June 30, 2011, at an effective rate of 36.4%. The decrease in our effective tax rate period over period is primarily attributable to certain qualifying deductions reflected in our income tax provision for the six months ended June 30, 2012 that were not included in the provision for the same period in 2011.

Liquidity and Capital Resources

Our primary sources of liquidity to date have been capital contributions from stockholders, the net proceeds that we received from our Initial Public Offering (which closed on August 3, 2011), borrowings under our credit facilities and cash flows from operations. Our primary uses of capital have been the purchase and maintenance of equipment and the acquisitions of Casedhole and Total. Our capital expenditures increased in both 2010 and 2011 and we anticipate capital expenditures will continue to increase through 2012. In furtherance of our Stimulation and Well Intervention Services business, we have ordered two new hydraulic fracturing fleets, which are scheduled for delivery in the third quarter of 2012 and the fourth quarter of 2012, respectively. The first fleet has an aggregate cost of approximately $29 million, of which approximately $27.8 million had been funded as of August 3, 2012; and the second fleet has an aggregate cost of approximately $30 million, of which approximately $4.4 million had been funded as of August 3, 2012. In addition, we have ordered six new coiled tubing units along with related ancillary equipment for delivery between the third quarter of 2012 and early 2013 with a combined aggregate cost of approximately $20 million, of which approximately $4.0 million had been funded as of August 3, 2012. In an effort to expand our Wireline Services business, we also have on order seven wireline units and two pumpdown units for delivery in 2012 with an aggregate cost of approximately $12 million, of which no amount had been funded as of August 3, 2012. We intend to fund the remaining costs for this new hydraulic fracturing equipment, coiled tubing units, wireline units and pumpdown units through a combination of cash on hand, operating cash flow in excess of our working capital requirements, and, if needed, borrowings under our Credit Facility.

Our Credit Facility provides for up to $400.0 million in revolving credit, which was increased from $200.0 million as a result of an amendment entered into on June 5, 2012. As of June 30, 2012, we had $220.0 million outstanding under the Credit Facility, leaving $180.0 million available for additional borrowing. As of August 3, 2012, we have repaid $10.0 million of our outstanding indebtedness, resulting in $210.0 million of outstanding borrowings and $190.0 million available for additional borrowings.

Our Credit Facility contains covenants that require us to maintain an interest coverage ratio, to maintain a leverage ratio and to satisfy certain other conditions, as well as certain limitations on our ability to make capital expenditures on a fiscal year basis. These covenants are subject to a number of exceptions and qualifications. We are currently in compliance with these covenants. For more information concerning the Credit Facility, please read “Description of Our Indebtedness” and Note 2 – Long Term Debt and Capital Lease Obligations – Senior Secured Revolving Credit Facility in the accompanying financial statements for further discussion.

We continually monitor potential capital sources, including equity and debt financings, in order to meet our planned capital expenditures and liquidity requirements. Our ability to fund operating cash flow shortfalls, if any, and to fund planned capital expenditures will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. Based on our existing operating performance, we believe our cash flows and existing capital coupled with borrowings available under our Credit Facility will be adequate to meet operational and capital expenditure needs over the next 12 months.

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

We continually monitor new advances in hydraulic fracturing equipment and down-hole technology, as well as technologies that may complement our existing businesses, and commit capital funds to upgrade and purchase additional equipment to meet our customers’ needs. Capital expenditures totaled $39.1 million in the second quarter of 2012, $36.1 million of which was for new equipment. We expect our total 2012 capital expenditures to be approximately $160 to $170 million, of which $107.4 million has been incurred as of August 3, 2012. The majority of our remaining estimated capital expenditures for 2012 includes the purchase of two new hydraulic fracturing fleets, six new coil tubing units, seven new wireline units, two new pumpdown units and routine capital expenditures, including maintenance and repair.

Historically, we have primarily grown through organic expansion, which we funded through bank debt, capital contributions and borrowings from our stockholders, and cash generated from our business, and acquisitions, which we have funded through bank debt and cash generated from our business. We expanded our completion services offering with the acquisition of Casedhole and we enhanced our manufacturing and repair capabilities with the acquisition of Total. We will continue to evaluate opportunities to expand our business through selective acquisitions and make capital investment decisions that we believe will support our long-term growth strategy. The successful execution of our growth strategy depends on our ability to raise capital as needed. If we are unable to generate sufficient cash flows or to obtain additional capital on favorable terms or at all, we may be unable to sustain or increase our current level of growth in the future. However, we believe we are well positioned to finance our future growth. On June 5, 2012, we increased the borrowing base under our Credit Facility to $400.0 million from $200.0 million. As of August 3, 2012, we had $210.0 million outstanding under the Credit Facility after repaying $10.0 million of the $220.0 million drawn to partially fund the acquisition of Casedhole, leaving $190.0 million available for additional borrowing. We believe our cash on hand, operating cash flow in excess of our working capital requirements and, if needed, borrowings under our Credit Facility will be sufficient to sustain or increase our current growth through 2012. We plan to continue to monitor the economic environment and demand for our services and adjust our business strategy as necessary.

Financial Condition and Cash Flows

The net cash provided by or used in our operating, investing and financing activities is summarized below (in thousands):

	Six Months Ended June 30,
	2012	2011
Cash flow provided by (used in):
Operating activities	$92,607	$64,757
Investing activities	(349,549)	(89,983)
Financing activities	218,440	30,043

Change in cash and cash equivalents	$(38,502)	$4,817

Cash Provided by Operating Activities

Net cash provided by operating activities increased $27.9 million for the six months ended June 30, 2012 as compared to the same period in 2011. This increase was primarily due to higher net income. The increase in net income is attributable to the growth in our revenue year over year in connection with the deployment of additional hydraulic fracturing fleets and coiled tubing units, as well as the acquisitions of Total and Casedhole.

Cash Flows Used in Investing Activities

Net cash used in investing activities increased $259.6 million for the six months ended June 30, 2012 as compared to the same period in 2011. This increase was due primarily to the cash paid to acquire Casedhole as compared to the cash paid to acquire Total. For the six months ended June 30, 2012, we paid total consideration of $271.9 million in cash, net of cash acquired, in connection with our purchase of Casedhole. For the six months ended June 30, 2011 we spent $27.2 million to acquire Total.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities increased $188.4 million for the six months ended June 30, 2012 as compared to the same period in 2011. The increase was primarily due to a net increase in debt drawdowns period over period mostly related to the $220.0 million drawn in June 2012 to partially fund the acquisition of Casedhole.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of June 30, 2012.

Description of Our Indebtedness

Senior Secured Credit Agreement. On April 19, 2011, we entered into a five-year $200.0 million senior secured revolving credit agreement with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and various other lenders. Effective June 5, 2012, in connection with the acquisition of Casedhole we entered into Amendment No. 1 and Joiner to Credit Agreement (the “Amendment”), among other reasons, to facilitate and permit us to fund the purchase price of the Casedhole acquisition.

The Amendment, among other things, increased our borrowing capacity under the Credit Facility to $400.0 million from $200.0 million. To effectuate this increase, new financial institutions were added to the Credit Facility as lenders and certain existing lenders severally agreed to increase their respective commitments. Pursuant to the Amendment, the aggregate amount by which the Company may periodically increase commitments through incremental facilities was increased from $75.0 million to $100.0 million, the sublimit for letters of credit was left unchanged at $200.0 million and the sublimit for swing line loans was increased from $15.0 million to $25.0 million. On June 7, 2012, we drew $220.0 million from the Credit Facility to fund a portion of the purchase price of the Casedhole acquisition. As of August 3, 2012, $210.0 million was outstanding under our Credit Facility, leaving $190.0 million available for borrowing.

Loans under our Credit Facility are denominated in U.S. dollars and will mature on April 19, 2016. Outstanding loans bear interest at either LIBOR or a base rate, at our election, plus an applicable margin which ranges from 1.25% to 2.00% for base rate loans and from 2.25% to 3.00% for LIBOR loans, based upon our Leverage Ratio. The Leverage Ratio is the ratio of funded indebtedness to EBITDA for us and our subsidiaries on a consolidated basis. All obligations under our Credit Facility are secured, subject to agreed-upon exceptions, by a first priority perfected security position on all real and personal property of us and our domestic Subsidiaries (other than Immaterial Subsidiaries, as defined in the Credit Facility), as guarantors.

The Credit Facility contains customary affirmative covenants including financial reporting, governance and notification requirements. The Amendment made certain changes to the Credit Facility’s affirmative covenants, including, among others, the financial reporting and notification requirements, and the Credit Facility’s negative covenants, including, among others, the restriction on the Company and its subsidiaries’ ability to conduct asset sales, incur additional indebtedness, grant liens, issue guarantees, make investments, loans or advances and enter into certain transactions with affiliates. Additionally, the Amendment altered the restriction on capital expenditures to allow us to make an unlimited amount of capital expenditures so long as the pro forma Consolidated Leverage Ratio (as defined in the Credit Facility) is less than 2.00 to 1.00, we have pro forma liquidity of greater than $40.0 million, no default exists and the capital expenditure could not reasonably be expected to cause a default. Further, in the event that these conditions are not met, we will be permitted to make capital expenditures of up to $200.0 million in any fiscal year, provided that up to $50.0 million of such amount in any fiscal year may be rolled over to the subsequent fiscal year and up to $50.0 million may be pulled forward from the subsequent fiscal year. These capital expenditure restrictions will not apply to, among other things, capital expenditures financed solely with the proceeds from the issuance of qualified equity interests and asset sales or normal replacement and maintenance capital expenditures.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

No changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims incidental to or arising in the ordinary course of our business. Our management does not expect the outcome in any of these known legal proceedings, individually or collectively, to have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, including under the section titled “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the information set forth in the section entitled “Risk Factors” of our Quarterly Report on Form 10-Q for the period ended March 31, 2012 and Annual Report on Form 10-K for the year ended December 31, 2011, for a detailed discussion of known material factors which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

C&J may not be able to integrate successfully Casedhole’s operations into its operations.

The integration of C&J and Casedhole—two previously independent companies—will be a complex, time-consuming and costly process. Failure to timely and successfully integrate these companies may have a material adverse effect on C&J’s business, financial condition and results of operations. The difficulties of integrating Casedhole’s operations may present challenges to the Company’s management, including:

•	operating a significantly larger combined company with operations in oil and gas well services in which C&J has not previously been involved;

•	managing relationships with new customers;

•	integrating personnel with diverse backgrounds and organizational cultures;

•	experiencing operational interruptions or the possible loss of key employees, customers or suppliers;

•	establishing the internal controls and procedures that the combined company will be required to maintain under the Sarbanes-Oxley Act of 2002; and

•	consolidating other corporate and administrative functions.

The combined company is also likely to incur unanticipated liabilities and costs, some of which may be material. Additionally, there can be no assurance that C&J will be able to cross-sell its services and penetrate new markets successfully or that C&J will obtain the anticipated or desired benefits of the Casedhole acquisition. As a result, the anticipated benefits of the Casedhole acquisition may not be fully realized, if at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

3.1	Amended and Restated Certificate of Incorporation of C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Registration Statement on Form S-1, dated March 30, 2011 (Registration No. 333-173177)).

3.2	Second Amended and Restated Bylaws of C&J Energy Services, Inc., effective February 27, 2012 (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on February 29, 2012 (File No. 001-35255)).

4.1	Form of Non-Statutory Stock Option Agreement for Certain Executive Officers with C&J Employment Agreements, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on June 21, 2012 (File No. 001-35255)).

4.2	Form of Non-Statutory Stock Option Agreement with Restrictive Covenants, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on June 21, 2012 (File No. 001-35255)).

4.3*	Form of Non-Statutory Stock Option Agreement with Limited Covenants, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan.

4.4*	Form of Non-Statutory Stock Option Agreement for Certain Executive Officers with Assumed Employment Agreement, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan.

4.5*	Form of Non-Statutory Stock Option Agreement for Certain Executive Officers with New Employment Agreements, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan.

4.6*	Form of Non-Statutory Stock Option Agreement for Non-Employee Directors, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan.

4.7	Form of Restricted Stock Agreement for Certain Executive Officers with Employment Agreements, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on June 21, 2012 (File No. 001-35255)).

4.8	Form of Restricted Stock Agreement with Restrictive Covenants, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed on June 21, 2012 (File No. 001-35255)).

4.9*	Form of Restricted Stock Agreement with Limited Covenants, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan.

4.10*	Form of Restricted Stock Agreement for Certain Executive Officers with Assumed Employment Agreement, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan.

4.11*	Form of Restricted Stock Agreement for Certain Executive Officers with New Employment Agreements, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan.

4.12*	Form of Restricted Stock Agreement for Non-Employee Directors, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan.

10.1	C&J Energy Services, Inc. 2012 Long-Term Incentive Plan, effective as of April 5, 2012, adopted by the Board of Directors and approved by the Stockholders on May 29, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 1, 2012 (File No. 001-35255)).

10.2	Amendment to the C&J Energy Services, Inc. 2010 Stock Option Plan, dated May 29, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 1, 2012 (File No. 001-35255)).

10.3	Amendment to the C&J Energy Services, Inc. 2006 Stock Option Plan, dated May 29, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on June 1, 2012 (File No. 001-35255)).

10.3	Stock Purchase Agreement, dated as of June 5, 2012, by and among C&J Spec-Rent Services, Inc., Casedhole Holdings, Inc., the shareholders of Casedhole Holdings, Inc. listed on the signature pages thereto, and the option holders of Casedhole Holdings, Inc. listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 7, 2012 (File No. 001-35255)).

10.4	Amendment No. 1 and Joinder to Credit Agreement, dated as of June 5, 2012, by and among C&J Energy Services, Inc., the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and solely for purposes of Section 8 thereof, the Guarantors named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 7, 2012 (File No. 001-35255)).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*** §101.INS	XBRL Instance Document

*** §101.SCH	XBRL Taxonomy Extension Schema Document

*** §101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*** §101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*** §101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*** §101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.
***	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&J ENERGY SERVICES, INC.

Date: August 8, 2012	By:	/s/ Randall C. McMullen, Jr.
Randall C. McMullen, Jr.
Executive Vice President,
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Registration Statement on Form S-1, dated March 30, 2011 (Registration No. 333-173177)).

3.2	Second Amended and Restated Bylaws of C&J Energy Services, Inc., effective February 27, 2012 (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on February 29, 2012 (File No. 001-35255)).

4.1	Form of Non-Statutory Stock Option Agreement for Certain Executive Officers with C&J Employment Agreements, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on June 21, 2012 (File No. 001-35255)).

4.2	Form of Non-Statutory Stock Option Agreement with Restrictive Covenants, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on June 21, 2012 (File No. 001-35255)).

4.3*	Form of Non-Statutory Stock Option Agreement with Limited Covenants, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan.

4.4*	Form of Non-Statutory Stock Option Agreement for Certain Executive Officers with Assumed Employment Agreement, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan.

4.5*	Form of Non-Statutory Stock Option Agreement for Certain Executive Officers with New Employment Agreements, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan.

4.6*	Form of Non-Statutory Stock Option Agreement for Non-Employee Directors, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan.

4.7	Form of Restricted Stock Agreement for Certain Executive Officers with Employment Agreements, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on June 21, 2012 (File No. 001-35255)).

4.8	Form of Restricted Stock Agreement with Restrictive Covenants, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed on June 21, 2012 (File No. 001-35255)).

4.9*	Form of Restricted Stock Agreement with Limited Covenants, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan.

4.10*	Form of Restricted Stock Agreement for Certain Executive Officers with Assumed Employment Agreement, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan.

4.11*	Form of Restricted Stock Agreement for Certain Executive Officers with New Employment Agreements, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan.

4.12*	Form of Restricted Stock Agreement for Non-Employee Directors, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan.

10.1	C&J Energy Services, Inc. 2012 Long-Term Incentive Plan, effective as of April 5, 2012, adopted by the Board of Directors and approved by the Stockholders on May 29, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 1, 2012 (File No. 001-35255)).

10.2	Amendment to the C&J Energy Services, Inc. 2010 Stock Option Plan, dated May 29, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 1, 2012 (File No. 001-35255)).

10.3	Amendment to the C&J Energy Services, Inc. 2006 Stock Option Plan, dated May 29, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on June 1, 2012 (File No. 001-35255)).

10.3	Stock Purchase Agreement, dated as of June 5, 2012, by and among C&J Spec-Rent Services, Inc., Casedhole Holdings, Inc., the shareholders of Casedhole Holdings, Inc. listed on the signature pages thereto, and the option holders of Casedhole Holdings, Inc. listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 7, 2012 (File No. 001-35255)).

10.4	Amendment No. 1 and Joinder to Credit Agreement, dated as of June 5, 2012, by and among C&J Energy Services, Inc., the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and solely for purposes of Section 8 thereof, the Guarantors named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 7, 2012 (File No. 001-35255)).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*** §101.INS	XBRL Instance Document

*** §101.SCH	XBRL Taxonomy Extension Schema Document

*** §101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*** §101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*** §101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*** §101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.
***	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filing.