Form 10-Q
period 2012-09-30
C&J Energy Services, Inc.
filed 2012-11-05
CIK 1509273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

(713) 260-9900 (Registrant’s telephone number, including area code)

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at October 31, 2012, was 52,850,235.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$14,102	$46,780
Accounts receivable, net of allowance of $1,154 at September 30, 2012 and $808 at December 31, 2011	189,284	122,169
Inventories, net	73,587	45,440
Prepaid and other current assets	12,667	9,138
Deferred tax assets	2,042	789

Total current assets	291,682	224,316

Property, plant and equipment, net of accumulated depreciation of $72,001 at September 30, 2012 and $46,539 at December 31, 2011	398,884	213,697

Other assets:
Goodwill	196,512	65,057
Intangible assets, net of accumulated amortization of $13,127 at September 30, 2012 and $8,151 at December 31, 2011	126,043	25,419
Deposits on equipment under construction	2,508	6,235
Deferred financing costs, net of accumulated amortization of $1,044 at September 30, 2012 and $411 at December 31, 2011	4,138	2,528
Other noncurrent assets, net	1,031	597

Total assets	$1,020,798	$537,849

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$90,604	$57,564
Payroll and related costs	16,977	4,799
Accrued expenses	9,342	9,626
Income taxes payable	10,727	1,823
Customer advances and deposits	2,565	5,392
Other current liabilities	2,075	33

Total current liabilities	132,290	79,237

Deferred tax liabilities	121,823	62,471

Long-term debt and capital lease obligations	204,225	—

Other long-term liabilities	1,401	1,086

Total liabilities	459,739	142,794
Commitments and contingencies

Stockholders’ equity
Common stock, par value of $0.01, 100,000,000 shares authorized, 52,864,175 issued and outstanding at September 30, 2012 and 51,886,574 issued and outstanding at December 31, 2011	529	519
Additional paid-in capital	215,948	201,874
Retained earnings	344,582	192,662

Total stockholders’ equity	561,059	395,055

Total liabilities and stockholders’ equity	$1,020,798	$537,849

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue	$307,797	$229,027	$825,237	$538,403

Costs and expenses:
Direct costs	188,530	133,615	491,679	306,232
Selling, general and administrative expenses	30,219	14,254	68,467	33,296
Depreciation and amortization	14,111	6,653	31,517	15,640
(Gain) loss on sale/disposal of assets	14	53	623	(20)

Operating income	74,923	74,452	232,951	183,255

Other expense:
Interest expense, net	(1,920)	(666)	(3,191)	(3,824)
Loss on early extinguishment of debt	—	—	—	(7,605)
Other expense, net	(48)	(1)	(120)	(40)

Total other expense, net	(1,968)	(667)	(3,311)	(11,469)

Income before income taxes	72,955	73,785	229,640	171,786

Income tax expense	23,689	27,511	77,720	63,189

Net income	$49,266	$46,274	$151,920	$108,597

Net income per common share:
Basic	$0.95	$0.92	$2.92	$2.24

Diluted	$0.91	$0.89	$2.82	$2.18

Weighted average common shares outstanding:
Basic	52,026	50,315	51,963	48,448

Diluted	54,166	52,205	53,905	49,863

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional
	Number of	Amount, at	Paid-in	Retained
	Shares	$0.01 par value	Capital	Earnings	Total
Balance, December 31, 2010	47,499	$475	$78,288	$30,683	$109,446
Issuance of common stock	4,300	43	112,104	—	112,147
Exercise of stock options	88	1	124	—	125
Excess tax benefit from stock-based award activity	—	—	512	—	512
Stock-based compensation	—	—	10,846	—	10,846
Net income	—	—	—	161,979	161,979

Balance, December 31, 2011	51,887	519	201,874	192,662	395,055
Issuance of restricted stock	780	8	(8)	—	—
Cancellation of restricted stock	(4)	—	—	—	—
Exercise of stock options	201	2	608	—	610
Excess tax benefit from stock-based award activity	—	—	1,073	—	1,073
Stock-based compensation	—	—	12,401	—	12,401
Net income	—	—	—	151,920	151,920

Balance, September 30, 2012*	52,864	$529	$215,948	$344,582	$561,059

*	Unaudited

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$151,920	$108,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,517	15,640
Deferred income taxes	6,556	31,346
Provision for doubtful accounts	450	205
(Gain) loss on sale/disposal of assets	623	(20)
Stock-based compensation expense	12,401	7,346
Excess tax benefit from stock-based award activity	(1,075)	(512)
Amortization of deferred financing costs	633	556
Write-off of deferred financing costs related to early extinguishment of debt	—	2,899
Changes in operating assets and liabilities:
Accounts receivable	(32,274)	(38,622)
Inventories	(24,190)	(10,715)
Prepaid expenses and other current assets	(1,576)	(4,991)
Accounts payable	20,545	35,161
Accrued liabilities	3,514	4,482
Accrued taxes	9,761	(3,037)
Deferred income	400	(4,000)
Other	(1,854)	(3,145)

Net cash provided by operating activities	177,351	141,190

Cash flows from investing activities:
Purchases of and deposits on property and equipment	(135,887)	(106,471)
Payments made to acquire Casedhole Holdings, Inc., net of cash acquired	(273,401)	—
Payments made to acquire Total E&S, Inc., net of cash acquired	—	(27,225)
Proceeds from disposal of property and equipment	434	2,384

Net cash used in investing activities	(408,854)	(131,312)

Cash flows from financing activities:
Proceeds (payments) on revolving debt, net	200,000	(3,000)
Proceeds from long-term debt	—	12,750
Repayments of long-term debt	—	(81,789)
Financing costs	(2,243)	(2,939)
Proceeds from initial public offering, net of transaction fees	—	112,286
Proceeds from stock options exercised	610	125
Excess tax benefit from stock-based award activity	1,075	512
Payments of capital lease obligations	(617)	—

Net cash provided by financing activities	198,825	37,945

Net (decrease) increase in cash and cash equivalents	(32,678)	47,823
Cash and cash equivalents, beginning of period	46,780	2,817

Cash and cash equivalents, end of period	$14,102	$50,640

Supplemental cash flow disclosure:
Cash paid for interest	$2,291	$2,901

Cash paid for taxes	$60,906	$33,788

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization, Nature of Business and Summary of Significant Accounting Policies

C&J Energy Services, Inc., a Delaware corporation, was founded in Texas in 1997. The Company operates in three reportable business segments: Stimulation and Well Intervention Services, Wireline Services and Equipment Manufacturing. The Company provides hydraulic fracturing, coiled tubing and pressure pumping services through its Stimulation and Well Intervention Services business segment to oil and natural gas exploration and production companies operating in some of the most geologically challenging and active formations in the United States. Subsequent to its June 7, 2012 acquisition of Casedhole (as defined and described in more detail in Note 3 – Acquisitions), the Company provides cased-hole wireline and other complementary services through its Wireline Services business segment. In addition, the Company manufactures and repairs equipment and provides oilfield parts and supplies for companies in the energy services industry, as well as fulfills the Company’s internal equipment demands, through its Equipment Manufacturing business segment. See Note 7 – Segment Information for further discussion regarding the Company’s reportable business segments. As used herein, references to the “Company” or “C&J” are to C&J Energy Services, Inc. together with its consolidated subsidiaries.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in, but are not limited to, determining the following: allowance for doubtful accounts, recoverability of long-lived assets and intangible assets, useful lives used in depreciation and amortization, income taxes and stock-based compensation. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories

Inventories for the Stimulation and Well Intervention Services segment and the Wireline Services segment consist of finished goods, including equipment components, chemicals, proppants and general supplies and materials for the segments’ operations. Inventories for the Equipment Manufacturing segment consist of manufacturing parts, work-in-process and finished goods. See Note 7 – Segment Information for further discussion regarding the Company’s reportable business segments.

Inventories are stated at the lower of cost or market (net realizable value) on a first-in, first-out basis, and appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Manufacturing parts	$21,390	$6,809
Work-in-process	4,325	7,133
Finished goods	48,402	31,844

Total inventory	74,117	45,786
Inventory reserve	(530)	(346)

Inventory, net of reserve	$73,587	$45,440

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

Coiled Tubing and Pressure Pumping Revenue. Coiled tubing and pressure pumping jobs are typically short term in nature and can last anywhere from a few hours to multiple days. Coiled tubing and pressure pumping revenue is recognized upon completion of each day’s work based upon a completed field ticket. The field ticket includes charges for the mobilization of the equipment to the location, the service performed, the personnel on the job, additional equipment used on the job, if any, and miscellaneous consumables used throughout the course of the service. The Company typically charges the customer for these services on an hourly basis at agreed upon spot market rates.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Materials Consumed While Performing Services. The Company generates revenue from chemicals and proppants that are consumed while performing hydraulic fracturing services. For services performed on a spot market basis, the necessary chemicals and proppants are typically provided by the Company and the customer is billed for those materials at cost plus an agreed upon markup. For services performed on a contractual basis, when the chemicals and proppants are provided by the Company, the customer is billed for those materials at a negotiated contractual rate. When chemicals and proppants are supplied by the customer, the Company typically charges handling fees based on the amount of chemicals and proppants used in providing its services.

In addition, ancillary to coiled tubing and pressure pumping revenue, the Company generates revenue from various fluids and supplies that are necessarily consumed during those processes.

Wireline Revenue. Wireline revenue is generated from the performance of cased-hole wireline and other complementary services, including logging, perforating, pipe recovery, pressure testing and pumpdown services. These jobs are typically short term in nature and can last anywhere from a few hours to multiple days. Revenue is recognized when the services and equipment are provided and the job is completed. The Company typically charges the customer on a per job basis for these services at agreed-upon spot market rates.

Equipment Manufacturing Revenue. The Company enters into arrangements to construct equipment, conduct equipment repair services and provide oilfield parts and supplies to third-party customers in the energy services industry, as well as to the Company’s Stimulation and Well Intervention Services and Wireline Services segments. Revenue is recognized and the customer is invoiced upon the completion and delivery of each order to the customer.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and capital lease obligations. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short term nature. The carrying value of long-term debt and capital lease obligations approximate their fair values, as interest rates approximate market rates.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in financial statements and consist of taxes currently due plus deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Earnings per Share

Basic earnings per share is based on the weighted average number of shares of common stock (or “common shares”) outstanding during the applicable period and excludes shares subject to outstanding stock options and unvested shares of restricted stock. Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options and restricted stock.

The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the applicable periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Numerator:
Net income attributed to common shareholders	$49,266	$46,274	$151,920	$108,597

Denominator:
Weighted average common shares outstanding	52,026	50,315	51,963	48,448

Effect of potentially dilutive common shares:
Stock options	2,073	1,890	1,920	1,415
Restricted stock	67	—	22	—

Weighted average common shares outstanding and assumed conversions	54,166	52,205	53,905	49,863

Earnings per common share:
Basic	$0.95	$0.92	$2.92	$2.24

Diluted	$0.91	$0.89	$2.82	$2.18

A summary of securities excluded from the computation of basic and diluted earnings per share is presented below for the applicable periods:

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Basic earnings per share:
Unvested restricted stock	769	—	291	—

Diluted earnings per share:
Anti-dilutive stock options	1,217	792	1,205	2,748
Anti-dilutive restricted stock	19	—	39	—

Potentially dilutive securities excluded as anti-dilutive	1,236	792	1,244	2,748

Reclassifications

Certain reclassifications have been made to prior period consolidated financial statements to conform to the current period presentations. These reclassifications had no effect on the financial position, results of operations or cash flows of the Company.

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill.

Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.

The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company intends to early adopt this ASU for the year ending December 31, 2012 and does not believe that the adoption will have a material impact on its consolidated financial statements.

Note 2 – Long-Term Debt

Senior Secured Revolving Credit Facility

On April 19, 2011, the Company entered into a five-year $200.0 million senior secured revolving credit agreement (as amended by the Amendment (defined below), the “Credit Facility”) with Bank of America, N.A., as administrative agent, swing line lender and line of credit issuer, Comerica Bank, as line of credit issuer and syndication agent, Wells Fargo Bank, National Association, as documentation agent,

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and various other lenders. Obligations under the Credit Facility are guaranteed by the Company’s domestic subsidiaries (other than Immaterial Subsidiaries) (the “Guarantor Subsidiaries”). Effective June 5, 2012, the Company entered into Amendment No. 1 and Joinder to Credit Agreement (the “Amendment”), among other reasons, to facilitate and permit the Company to fund a portion of the purchase price of the Casedhole acquisition. See Note 3 – Acquisitions to the accompanying consolidated financial statements for further discussion regarding the Casedhole acquisition.

The Amendment increased the Company’s borrowing capacity under the Credit Facility from $200.0 million to $400.0 million. To effectuate this increase, new financial institutions were added to the Credit Facility as lenders, and certain existing lenders severally agreed to increase their respective commitments. Pursuant to the Amendment, the aggregate amount by which the Company may periodically increase commitments through incremental facilities was increased from $75.0 million to $100.0 million, the sublimit for letters of credit was left unchanged at $200.0 million and the sublimit for swing line loans was increased from $15.0 million to $25.0 million. On June 7, 2012, the Company drew $220.0 million from the Credit Facility to fund a portion of the purchase price of the Casedhole acquisition. As of September 30, 2012, $200.0 million was outstanding under the Credit Facility, leaving $200.0 million available for borrowing.

Loans under the Credit Facility are denominated in U.S. dollars and will mature on April 19, 2016. Outstanding loans bear interest at either LIBOR or a base rate, at the Company’s election, plus an applicable margin that ranges from 1.25% to 2.00% for base rate loans and from 2.25% to 3.00% for LIBOR loans, based upon the Company’s leverage ratio, which is the ratio of funded indebtedness to EBITDA for the Company on a consolidated basis. All obligations under the Credit Facility are secured, subject to agreed-upon exceptions, by a first priority perfected security position on all real and personal property of the Company and the Guarantor Subsidiaries.

The Credit Facility contains customary affirmative covenants including financial reporting, governance and notification requirements. The Amendment made certain changes to the Credit Facility’s affirmative covenants, including the financial reporting and notification requirements, and the Credit Facility’s negative covenants, including the restriction on the Company’s ability to conduct asset sales, incur additional indebtedness, grant liens, issue guarantees, make investments, loans or advances and enter into certain transactions with affiliates. Additionally, the Amendment altered the restriction on capital expenditures to allow the Company to make an unlimited amount of capital expenditures so long as the pro forma Consolidated Leverage Ratio is less than 2.00 to 1.00, the Company has pro forma liquidity of greater than $40.0 million, no default exists and the capital expenditure could not reasonably be expected to cause a default. Further, in the event that these conditions are not met, the Company will be permitted to make capital expenditures of up to $200.0 million in any fiscal year, provided that up to $50.0 million of such amount in any fiscal year may be rolled over to the subsequent fiscal year and up to $50.0 million may be pulled forward from the subsequent fiscal year. These capital expenditure restrictions will not apply to capital expenditures financed solely with the proceeds from the issuance of qualified equity interests and asset sales or normal replacement and maintenance capital expenditures. The Company was in compliance with all debt covenants under the Credit Facility as of September 30, 2012.

Capitalized terms used in this Note 2 – Long-Term Debt but not defined herein are defined in the Credit Facility.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Acquisitions

On June 7, 2012, the Company acquired all of the outstanding equity interests of Casedhole Holdings, Inc. and its operating subsidiary, Casedhole Solutions, Inc. (collectively, “Casedhole”), which was accounted for using the purchase method of accounting. The results of Casedhole’s operations since the date of the acquisition have been included in the Company’s consolidated financial statements. The acquisition of Casedhole added cased-hole wireline and other complementary services to the Company’s existing service lines and expanded its geographic presence and customer base. Total consideration paid by the Company consisted of approximately $273.4 million in cash, net of cash acquired of approximately $7.3 million. This included a final working capital adjustment of $1.5 million that was paid in September 2012. The Company funded the acquisition through $220.0 million drawn from the Credit Facility, with the remainder paid from cash on hand.

The purchase price was allocated to the net assets acquired upon their estimated fair values, as follows (in thousands):

Current assets	$49,619
Property and equipment	73,204
Goodwill	131,455
Other intangible assets	105,600
Other assets	1,459

Total assets acquired	$361,337

Current liabilities	$23,081
Capital lease obligations	4,895
Deferred income taxes	52,602

Total liabilities assumed	$80,578

Net assets acquired	$280,759

Other intangible assets have a total value of $105.6 million with a weighted average amortization period of approximately 14 years. Other intangible assets consist of customer relationships of $80.4 million, amortizable over 15 years, trade name of $23.6 million, amortizable over 10 years, and non-compete agreements of $1.6 million, amortizable over four years. The amount allocated to goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The goodwill and other intangible assets are not tax deductible.

The following unaudited pro forma results of operations have been prepared as though the Casedhole acquisition was completed on January 1, 2011. Pro forma amounts are based on the purchase price allocation of the acquisition and are not necessarily indicative of results that may be reported in the future or of results that might have been achieved had the acquisition been completed on January 1, 2011 (in thousands, except per share data):

	Nine Months Ended
	September 30,
	2012	2011
Revenues	$919,600	$625,278
Net income	164,292	111,430

Net income per common share:
Basic	$3.16	$2.30
Diluted	3.05	2.23

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In preparing the pro forma financial information, the Company added $0.3 million and $0.5 million of depreciation expense for the nine months ended September 30, 2012 and 2011, respectively. Amortization expense, for the amortization of intangible assets, of $3.5 million and $6.1 million was added for the nine months ended September 30, 2012 and 2011, respectively. Selling, general and administrative expenses were reduced by $3.2 million related to costs incurred in connection with the acquisition for the nine months ended September 30, 2012. Interest expense was increased by $1.5 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively. Income tax expense was reduced by $2.6 million and $2.8 million for the nine months ended September 30, 2012 and 2011, respectively. The amounts of revenue and earnings of Casedhole since the acquisition date included in the consolidated income statement for the nine months ended September 30, 2012 are presented in Note 7.

Note 4 – Intangible Assets

Intangible assets consist of the following (in thousands):

	Amortization Period	September 30, 2012	December 31, 2011
Trade name	10-15 years	$27,275	$3,675
Customer relationships	8-15 years	100,193	19,793
Non-compete – Casedhole	4 years	1,600	—
Non-compete, backlog and patent – Total	11-20 months	3,001	3,001
IPR&D – Total	Indefinite	854	854
Trade name – Total	Indefinite	6,247	6,247

		139,170	33,570
Less: accumulated amortization		(13,127)	(8,151)

Intangible assets, net		$126,043	$25,419

Note 5 – Stock-Based Compensation

On April 5, 2012, the Board of Directors (the “Board”) of the Company approved the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (the “2012 LTIP”). The 2012 LTIP provides for the grant of stock-based awards to the Company’s officers, employees, consultants and non-employee directors.

The following types of awards are available for issuance under the 2012 LTIP: incentive stock options and nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; and share awards. Only nonqualified stock options and restricted stock have been awarded under the 2012 LTIP as of September 30, 2012.

To the extent permitted by law, the participant of an award of restricted stock will have all of the rights of a stockholder with respect to the underlying shares of common stock, including the right to vote the common shares and to receive all dividends or other distributions made with respect to the common shares. Dividends on restricted stock will be deferred until the lapsing of the restrictions imposed on the shares and will be held by the Company for the account of the participant (either in cash or to be reinvested in shares of restricted stock) until such time. Payment of the deferred dividends and accrued interest, if any, shall be made upon the lapsing of restrictions on the shares of restricted stock, and any dividends deferred in respect of any shares of restricted stock shall be forfeited upon the forfeiture of such shares of restricted stock.

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

Prior to December 23, 2010, all options granted to employees were granted under the C&J Energy Services, Inc. 2006 Stock Option Plan (the “2006 Plan” and, together with the 2010 Plan, the “Prior Plans”). On December 23, 2010, the 2006 Plan was amended to provide, among other things, that (i) no additional awards would be granted under the 2006 Plan, (ii) all awards outstanding under the 2006 Plan would continue to be subject to the terms of the 2006 Plan and the applicable award agreement, and (iii) all unvested options under the 2006 Plan would immediately vest and become exercisable in connection with the completion of a private placement of common stock that occurred in December 2010. On May 29, 2012, the 2006 Plan was further amended to provide, among other things, that if and to the extent an award originally granted pursuant to the 2006 Plan is terminated by expiration, forfeiture, cancellation or otherwise without the issuance of shares of common stock, any and all shares of common stock associated with such award shall become available to be granted pursuant to a new award under the terms of the 2012 LTIP.

The fair value of each option award granted under the 2012 LTIP and under the Prior Plans is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on comparable public company data. The Company makes estimates with respect to employee termination and forfeiture rates of the options within the valuation model. The expected term of options granted is derived using the “plain vanilla” method due to the lack of history and volume of option activity at the Company. The risk-free rate is based on the approximate U.S. Treasury yield rate in effect at the time of grant. For options granted prior to the Company’s initial public offering, which closed on August 3, 2011, the calculation of the Company’s stock price involved the use of different valuation techniques, including a combination of an income and/or market approach. Determination of the fair value was a matter of judgment and often involved the use of significant estimates and assumptions. The following table presents the assumptions used in determining the fair value of option awards totaling 133,597 and 1,599,335 granted during the nine months ended September 30, 2012 and 2011, respectively.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Expected volatility	65% to 75%	75%
Expected dividends	None	None
Exercise price	$16.88-$18.89	$10.00-$29.00
Expected term (in years)	6	5 - 6
Risk-free rate	0.9%-1.4%	1.1%-2.6%

As of September 30, 2012, the Company had 6,628,150 options outstanding to employees, a consultant and non-employee directors.

Restricted stock is valued based on the closing price of C&J’s common stock on the date of grant. During the nine months ended September 30, 2012, 780,503 shares of restricted stock were granted to employees and non-employee directors under the 2012 LTIP at fair market values ranging from $18.72 to $20.89 per share.

As of September 30, 2012, there were 3,525,673 shares available for issuance under the 2012 LTIP.

Note 6 – Commitments and Contingencies

Hydraulic Fracturing Term Contracts

The Company has entered into certain multi-year take-or-pay contracts. Under the term contracts, the Company’s customers are typically obligated to pay on a monthly basis for a specified number of hours of service, whether or not those services are actually utilized. To the extent customers use more than the specified contract minimums, the Company will be paid a pre-agreed amount for the provision of such additional services. The revenue related to these contracts is recognized on the earlier of the passage of time under terms set forth in each contract or as the services are performed.

Litigation

The Company is, and from time to time may be, involved in claims and litigation arising in the ordinary course of business. Because there are inherent uncertainties in the ultimate outcome of such matters, it is presently not possible to determine the ultimate outcome of any pending or potential claims or litigation against the Company; however, management believes that the outcome of those matters that are presently known to the Company will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 7 – Segment Information

In accordance with FASB Accounting Standards Codification (“ASC”) 280 Segment Reporting, the Company routinely evaluates whether it has separate operating and reportable segments. The Company has determined that it operates in three reportable business segments: Stimulation and Well Intervention Services, Wireline Services and Equipment Manufacturing. This determination is made based on the following factors: (1) the Company’s chief operating decision maker is currently managing each segment as a separate business and evaluating the performance of each segment and making

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

resource allocation decisions distinctly and expects to do so for the foreseeable future, and (2) discrete financial information for each segment is available. Prior to the acquisition of Casedhole on June 7, 2012, the Company operated under two business segments: Stimulation and Well Intervention Services and Equipment Manufacturing. The Company analyzed the impact of the Casedhole acquisition on its operations and determined that, as a result thereof, a third reportable segment now exists – the Wireline Services segment. The following is a brief description of the Company’s three business segments:

Stimulation and Well Intervention Services. This business segment has three related service lines providing hydraulic fracturing, coiled tubing and pressure pumping services, with a focus on complex, technically demanding well completions.

Wireline Services. This business segment provides cased-hole wireline services and other complementary services, including logging, perforating, pipe recovery, pressure testing and pumpdown services.

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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Stimulation & Well Intervention Services	Wireline Services	Equipment Manufacturing	Corporate and Other	Total
	(in thousands)
Three months ended September 30, 2012
Revenue from external customers	$235,029	$61,595	$11,173	$—	$307,797
Inter-segment revenues	295	—	19,428	(19,723)	—
Adjusted EBITDA	79,656	19,883	4,300	(14,707)	89,132
Depreciation and amortization	8,633	5,134	355	(11)	14,111
Operating income (loss)	71,026	14,732	3,945	(14,780)	74,923
Capital expenditures	43,938	12,886	5,065	(3,867)	58,022
Nine months ended September 30, 2012
Revenue from external customers	$713,596	$76,719	$34,922	$—	$825,237
Inter-segment revenues	308	—	52,413	(52,721)	—
Adjusted EBITDA	267,260	24,560	12,868	(38,864)	265,824
Depreciation and amortization	23,166	6,330	1,877	144	31,517
Operating income (loss)	243,530	18,213	10,990	(39,782)	232,951
Capital expenditures	126,178	14,907	6,469	(11,667)	135,887
As of September 30, 2012
Total assets	$589,762	$375,456	$76,021	$(20,441)	$1,020,798
Goodwill	60,339	131,455	4,718	—	196,512
Three months ended September 30, 2011
Revenue from external customers	$222,674	$—	$6,353	$—	$229,027
Inter-segment revenues	—	—	23,806	(23,806)	—
Adjusted EBITDA	89,068	—	5,405	(13,308)	81,165
Depreciation and amortization	5,665	—	1,011	(23)	6,653
Operating income (loss)	83,349	—	4,396	(13,293)	74,452
Capital expenditures	43,140	—	881	(2,679)	41,342
Nine months ended September 30, 2011
Revenue from external customers	$527,533	$—	$10,870	$—	$538,403
Inter-segment revenues	—	—	33,386	(33,386)	—
Adjusted EBITDA	217,057	—	7,873	(25,747)	199,183
Depreciation and amortization	13,895	—	1,682	63	15,640
Operating income (loss)	203,220	—	6,193	(26,158)	183,255
Capital expenditures	105,648	—	1,908	(1,085)	106,471
As of September 30, 2011
Total assets	$411,668	$—	$54,973	$(4,166)	$462,475
Goodwill	60,339	—	4,718	—	65,057

Management evaluates segment performance and allocates resources based on earnings before net interest expense, income taxes, depreciation and amortization, and one-time items including loss on early extinguishment of debt, transaction costs and the net gain or loss on the disposal of assets (“Adjusted EBITDA”). Adjusted EBITDA, a non-GAAP financial measure, is considered an important measure of each segment’s performance. In addition, management believes that the disclosure of Adjusted EBITDA as a measure of each segment’s operating performance allows investors to make a direct comparison to competitors, without regard to differences in capital and financing structure. Investors should be aware, however, that there are limitations inherent in using Adjusted EBITDA as a measure of overall profitability because it excludes significant expense items. An improving trend in Adjusted EBITDA may not be indicative of an improvement in the Company’s profitability. To compensate for the limitations in utilizing Adjusted EBITDA as an operating measure, management also uses U.S. GAAP measures of performance, including operating income and net income, to evaluate performance, but only with respect to the Company as a whole and not on a segment basis.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As required under Item 10(e) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), included below is a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to net income, which is the nearest comparable U.S. GAAP financial measure (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Adjusted EBITDA	$89,132	$81,165	$265,824	$199,183
Interest expense, net	(1,920)	(666)	(3,191)	(3,824)
Loss on early extinguishment of debt	—	—	—	(7,605)
Provision for income taxes	(23,689)	(27,511)	(77,720)	(63,189)
Depreciation and amortization	(14,111)	(6,653)	(31,517)	(15,640)
Gain (loss) on disposal of assets	(14)	(53)	(623)	20
Costs to acquire Total	—	(8)	—	(348)
Costs to acquire Casedhole	(132)	—	(853)	—

Net income	$49,266	$46,274	$151,920	$108,597

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

Forward-looking statements are not assurances of future performance and actual results could differ materially from our historical experience and our present expectations or projections. These forward-looking statements are based on management’s current expectations and beliefs, forecasts for our existing operations, experience, expectations and perception of historical trends, current conditions, anticipated future developments and their effect on us, and other factors believed to be appropriate. Although management believes the expectations and assumptions reflected in these forward-looking statements are reasonable as and when made, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all). Our forward-looking statements involve significant risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

•	a sustained decrease in domestic spending by the oil and natural gas exploration and production industry;

•	a decline in or substantial volatility of crude oil and natural gas commodity prices;

•	the loss of or interruption in operations of one or more key suppliers;

•	overcapacity and competition within our industry;

•	increased pressures on pricing due to competition and economic conditions;

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

•

unanticipated costs, delays, regulatory compliance requirements and other difficulties in executing our long-term growth strategy, including related to expansion into new geographic regions and new business lines;

•	a shortage of qualified workers;

•	operating hazards inherent in our industry;

•	delay in or failure of delivery of our new fracturing fleets or future orders of specialized equipment;

•	accidental damage to or malfunction of equipment;

•	an increase in interest rates;

•

the potential inability to comply with the financial and other covenants in our debt agreements as a result of reduced revenues and financial performance or our inability to raise sufficient funds through assets sales or equity issuances should need to raise funds through such methods; and

•	the potential failure to establish and maintain effective internal control over financial reporting.

For additional information regarding known material factors that could affect our operating results and performance, please read (1) “Risk Factors” in Part II, Item 1A of this Form 10-Q, as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and subsequent quarterly reports on Form 10-Q, and (2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q, as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Should one or more of these known material risks occur, or should the underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q together with the audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011. Unless the context otherwise requires, “we,” “us,” the “Company,” “C&J” or like terms refers to C&J Energy Services, Inc. and its subsidiaries, including the financial results of Total and Casedhole (each as described below) from their respective acquisition dates.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled “Cautionary Note Regarding Forward-Looking Statements” of this Form 10-Q.

Overview

We are an independent provider of premium hydraulic fracturing, coiled tubing, pressure pumping, wireline and other complementary services with a focus on complex, technically demanding well completions. These services, which are offered through our Stimulation and Well Intervention Services and Wireline Services segments, are provided in conjunction with both unconventional and conventional well completions as well as stimulation and workover operations for existing wells. Through our Equipment Manufacturing segment, we also manufacture and repair equipment to fulfill our internal needs and for third party companies in the energy services industry.

We commenced our Wireline Services business with the acquisition of Casedhole Holdings, Inc. (including its operating subsidiary, Casedhole Solutions, Inc., “Casedhole”) on June 7, 2012. See Note 3 – Acquisitions to the accompanying consolidated financial statements for further discussion regarding the Casedhole acquisition. The acquisition of Casedhole provided us with an expanded geographic presence in areas where we previously did not have a presence, such as the Williston and Uinta basins and the Marcellus, Utica, Avalon and Bone Springs shale formations. We moved coiled tubing equipment into the Bakken shale and commenced operations in August 2012. We are evaluating additional opportunities with existing and new customers to expand our operations into new areas throughout the United States with completion and stimulation requirements similar to those where we have historically provided Stimulation and Well Intervention Services.

With the acquisition of Total E&S, Inc. (“Total”) on April 28, 2011, we commenced our Equipment Manufacturing business. In addition to manufacturing hydraulic fracturing, coiled tubing, pressure pumping, wireline and other equipment used in the energy services industry, we also provide equipment repair services and sell oilfield parts and supplies to third-party customers in the energy services industry, as well as to meet our own internal needs. On August 2, 2012, Total acquired 10 acres of land with an approximate 123,200 square foot warehouse in Greenville, Texas, which we intend to use to centralize company-wide inventory management.

Recent Developments

The Company’s Board of Directors appointed Mr. Randall C. McMullen, Jr. to the position of President of the Company effective October 29, 2012 and appointed Mr. Donald J. Gawick to the position of Chief Operating Officer effective as of October 31, 2012. Mr. McMullen has served, and will continue to serve, as our Chief Financial Officer and Treasurer, as well as a member of the Board. Mr. Joshua E. Comstock resigned as President but will continue to serve in his role as the Company’s Chief Executive Officer and Chairman of the Board. Mr. Bretton W. Barrier resigned from his position as Chief Operating Officer of the Company, effective October 31, 2012. Mr. Gawick has served as President of Casedhole since its acquisition in June 2012 and previously served as Casedhole’s President and Chief Executive Officer from March 2010 through June 2012. These changes to the composition of our executive management primarily resulted from the Board’s ongoing review and implementation of the Company’s management development and succession planning program and are intended to continue to position the Company for its long-term success. Please read our Current Report on Form 8-K filed on October 31, 2012 for further discussion.

Our Business

Stimulation and Well Intervention Services Segment

Our Stimulation and Well Intervention Services segment encompasses three related service lines providing hydraulic fracturing, coiled tubing and pressure pumping services, with a focus on complex, technically demanding well completions.

Hydraulic Fracturing. Approximately 73% of our consolidated revenues for the nine months ended September 30, 2012 were derived from hydraulic fracturing services. We currently operate seven modern, 15,000 pounds per square inch pressure-rated hydraulic fracturing fleets with an aggregate 242,000 horsepower. We have taken delivery of our eighth fleet and expect to deploy it into Western Oklahoma during the latter part of the fourth quarter of 2012, subject to market conditions. Our ninth fleet is currently being winterized in preparation for work in the Bakken shale and we expect the fleet to be delivered and deployed in the first quarter of 2013. The addition of these two fleets will increase our total capacity to more than 300,000 horsepower.

Term contracts are in place for five of our hydraulic fracturing fleets: Fleet 1, which was recently extended for an additional 12 months, is dedicated through mid-2013 to a producer operating in the Eagle Ford shale; Fleet 3 is dedicated through early 2013 to a producer operating in the Eagle Ford shale; Fleet 4 is dedicated through mid-2014 to a producer operating in the Haynesville shale; Fleet 5 is dedicated through mid-2013 to a producer operating in the Eagle Ford shale; and Fleets 6A and 6B are dedicated through early 2014 to a producer operating in the Permian Basin. Fleet 4 remains under contract but has been redeployed to the Eagle Ford shale in the spot market. While Fleet 4 is being utilized by non-contractual customers, we are not collecting payment from the contract customer. The relationship with the contract customer remains in place, and this fleet may be redeployed to the Haynesville shale at the election of the contract customer with timely notice.

Our term contracts generally range from one year to three years. Under the term contracts, our customers are typically obligated to pay us on a monthly basis for a specified number of hours of service, whether or not those services are actually utilized. To the extent customers use more than the specified contract minimums, we will be paid a pre-agreed amount for the provision of such additional services. Some of our term contracts restrict the ability of the customer to terminate or require our customers to pay us a lump-sum early termination fee, generally representing all or a significant portion of the remaining economic value of the contracts to us.

Some of our term contracts allow us to supplement monthly contract revenue by deploying equipment on short term spot market jobs on those days when the contract customer does not require our services or is not entitled to our services under the applicable term contract. We charge prevailing market prices per hour for spot market work. We may also charge fees for setup and mobilization of equipment depending on the job, additional equipment used on the job, if any, and other miscellaneous consumables. Generally, these fees and other charges vary depending on the equipment and personnel required for the job and market conditions in the region in which the services are performed. We believe that one of the benefits of working our hydraulic fracturing fleets on a spot market basis is that it serves as a marketing tool, giving us the opportunity to introduce our services to new customers and strengthen our relationships with existing customers.

Our hydraulic fracturing business contributed $196.0 million of revenue and completed 1,486 fracturing stages during the third quarter of 2012, compared to $216.4 million of revenue and 1,667 fracturing stages during the second quarter of 2012. During the three months ended September 30, 2012, we averaged monthly revenue per unit of horsepower of $270, compared to $307 for the previous quarter. Hydraulic fracturing revenue for the third quarter of 2011 was $191.8 million and 1,065 fracturing stages were completed. Average monthly revenue per unit of horsepower was $407 for the third quarter of 2011.

Coiled Tubing and Pressure Pumping. Approximately 14% of our consolidated revenues for the nine months ended September 30, 2012 were derived from coiled tubing and pressure pumping services. We currently operate a fleet of 18 coiled tubing units with six new coiled tubing units on order that are expected to be delivered and deployed between the fourth quarter of 2012 and early 2013 in new geographic basins. We also have a fleet of 33 pressure pumping units, primarily double pumps.

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

Our coiled tubing business contributed $35.1 million of revenue and completed 935 coiled tubing jobs during the third quarter of 2012, compared to $31.1 million of revenue and 866 coiled tubing jobs during the previous quarter. Coiled tubing revenue for the third quarter of 2011 was $25.6 million, and 877 jobs were completed. Our pressure pumping business generated $3.8 million of revenue during the third quarter of 2012, compared to $4.5 million during the second quarter of 2012 and $5.3 million for the prior year quarter.

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

Approximately 9% of our consolidated revenues for the nine months ended September 30, 2012 were derived from our Wireline Services segment, which we commenced with the acquisition of Casedhole on June 7, 2012. Through Casedhole, we currently operate 58 wireline units and 15 pumpdown units, as well as pressure control equipment. We currently have seven new wireline units on order, all of which we expect to be delivered and deployed by the end of the first quarter of 2013.

Equipment Manufacturing Segment

Approximately 4% of our consolidated revenues for the nine months ended September 30, 2012 were derived from our Equipment Manufacturing segment. Our Equipment Manufacturing segment constructs oilfield equipment, including hydraulic fracturing pumps, coiled tubing units, pressure pumping units, wireline units and other equipment, for our Stimulation and Well Intervention Services and Wireline Services segments, as well as for third-party customers in the energy services industry. This segment also provides equipment repair services and oilfield parts and supplies to the energy services industry and to meet the needs of our Stimulation and Well Intervention Services and Wireline Services segments.

See Note 7 – Segment Information to the accompanying consolidated financial statements for further discussion regarding the Company’s reportable segments.

Outlook

We face many challenges and risks in the industry in which we operate. Although many factors contributing to these risks are beyond our ability to control, we continuously monitor these risks, and we have taken steps to mitigate them to the extent practicable. In addition, while we believe that we are well positioned to capitalize on the current growth opportunities available in the industry in which we operate, we may not be able to capitalize on our competitive strengths to achieve our business objectives and, consequently, our results of operations may be adversely affected. Please read this section in conjunction with the factors described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-Q, as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and subsequent quarterly reports on Form 10-Q.

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

There is increasing horizontal drilling and completion related activity in oily and liquids-rich formations due to the significant disparity between oil and natural gas prices on a Btu basis. Further, based on industry data, we believe the price disparity will continue over the near-to-medium term resulting in increasing demand for the types of services that we offer in the unconventional formations with oily and liquids-rich content. The development of unconventional drilling environments requires more complex, technically demanding completion jobs than conventional drilling activity. Despite this increase in demand, pricing has nonetheless declined in some areas with the migration of drilling and completion capacity from the gassier regions, particularly for hydraulic fracturing where current capacity exceeds demand. We expect this pricing pressure to continue for the remainder of 2012 and into early 2013.

Over the long-term, we believe that the service-intensive nature of completion activities in unconventional resource formations in which we have a growing presence, will have a positive long-term impact on demand for our services. Additionally, we believe long-term capital for the continued development of oily formations will be provided in part by the participation of large well-capitalized domestic oil and gas companies that have made significant investments, as well as international oil and gas companies that continue to make significant capital commitments through joint ventures and direct investments in North America’s unconventional basins. Although we believe these investments indicate a long-term commitment to development, ultimately oil and natural gas prices and capital expenditures by exploration and production companies, together with any significant future increase in overall market capacity completion services, may affect demand for our services.

Competition. The markets in which we provide our Stimulation and Well Intervention Services and Wireline Services are highly competitive. Our competition includes many large and small oilfield service companies, including the largest integrated oilfield services companies. During the third quarter we maintained our presence in oily basins, and have near-term plans to increase our presence in these areas since customer activity levels in natural gas-directed basins has substantially declined due to the low price of natural gas. We expect to continue to benefit from increased horizontal drilling and completion-related activity in those complex unconventional resource formations in oily regions. However, we remain concerned about the migration of drilling activity and completion capacity into the oily regions from the gas- and liquids-rich regions and the weakness in the price of natural gas and natural gas liquids, as this has continued to increase competition among oilfield service companies in the oily regions and has negatively affected the spot market pricing for some of our services.

Hydraulic Fracturing Legislation and Regulation. Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The federal Energy Policy Act of 2005 amended the Underground Injection Control provisions of the federal Safe Drinking Water Act (“SDWA”) to exclude hydraulic fracturing from the definition of “underground injection” and thereby exclude the process from direct federal regulation under the SDWA. The hydraulic fracturing process is currently typically regulated by state oil and natural gas commissions. However, the U.S. Environmental Protection Agency (“EPA”) has asserted federal regulatory authority over certain hydraulic fracturing activities involving the use of diesel, and has also adopted regulations requiring operators to capture rather than vent most gases that are brought to the surface during well completion activities, beginning in 2015. In addition, legislation has been introduced before Congress to provide for direct federal regulation of hydraulic fracturing and to require public disclosure of chemicals used in the hydraulic fracturing process. Also, many state governments have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure, well construction, and operational requirements on hydraulic fracturing operations or otherwise seek to temporarily or permanently ban fracturing activities altogether. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general or hydraulic fracturing in particular.

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on water resources, with initial results expected to be available by late 2012 and final results by 2014. In the interim, however, the EPA has utilized existing statutory authority under the SDWA, the federal Clean Water Act, Comprehensive Environmental Response, Compensation, and Liability Act, and Clean Air Act to investigate and pursue actions against some oil and natural gas producers where EPA believes their activities may have impacted air quality or groundwater. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014. On April 13, 2012, President Obama issued an executive order creating a task force to coordinate federal oversight over domestic natural gas production and hydraulic fracturing. Other governmental agencies, including the U.S. Department of Energy, have evaluated or are evaluating various aspects of hydraulic fracturing. These reviews and studies, depending on their results, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory programs. Finally, on May 4, 2012, the U.S. Department of Interior proposed rules that would require oil and natural gas producers to publicly disclose their hydraulic fracturing chemicals in connection with drilling wells on federal and Indian lands and would also strengthen standards for well-bore integrity and the management of fluids that return to the surface during and after fracturing operations on federal and Indian lands.

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

Results of Operations

Our results of operations are driven primarily by four interrelated variables: (1) drilling and stimulation activities of our customers, (2) the prices we charge for our services, (3) cost of products, materials and labor and (4) our service performance. We seek to pass the cost of raw materials, such as proppants and chemicals, on to our customers, and historically, our profitability has not been materially impacted by changes in the costs of these materials. To a large extent, the pricing environment for our services will dictate our level of profitability. To mitigate the volatility in utilization and pricing for the services we offer, we currently have term contracts covering five of our eight existing fleets.

Our 2012 revenues and results of operations to date have been positively impacted by: (1) the addition and deployment of our fourth hydraulic fracturing fleet in April 2011; (2) the addition and deployment of our fifth hydraulic fracturing fleet in August 2011; (3) the addition and deployment of the vertical portion of our sixth hydraulic fracturing fleet in December 2011 and the horizontal portion in February 2012; (4) the addition and deployment of our seventh hydraulic fracturing fleet in April 2012; (5) the addition and deployment of five new coiled tubing units during 2011; (6) the acquisition of Total in April 2011; and (7) the acquisition of Casedhole in June 2012.

Results for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

The following table summarizes the change in our results of operations for the three months ended September 30, 2012 when compared to the three months ended September 30, 2011 (in thousands):

	Three Months Ended September 30,
	2012	2011	$ Change
Revenue	$307,797	$229,027	$78,770
Costs and expenses:
Direct Costs	188,530	133,615	54,915
Selling, general and administrative expenses	30,219	14,254	15,965
Depreciation and amortization	14,111	6,653	7,458
Loss on disposal of assets	14	53	(39)

Operating income	74,923	74,452	471
Other income (expense):
Interest expense, net	(1,920)	(666)	(1,254)
Other income (expense), net	(48)	(1)	(47)

Total other expenses, net	(1,968)	(667)	(1,301)

Income before income taxes	72,955	73,785	(830)
Provision for income taxes	23,689	27,511	(3,822)

Net income	$49,266	$46,274	$2,992

Revenue

Revenue increased $78.8 million, or 34%, to $307.8 million for the three months ended September 30, 2012, as compared to $229.0 million for the same period in 2011. This increase was primarily related to $61.6 million in Wireline Services revenue as a result of the acquisition of Casedhole in June 2012, $12.2 million in Stimulation and Well Intervention Services revenue due to the addition of hydraulic fracturing equipment and coiled tubing units and $4.8 million in Equipment Manufacturing revenue due to higher third party sales in the three months ended September 30, 2012 compared to the same period a year ago.

Direct Costs

Direct costs increased $54.9 million, or 41%, to $188.5 million for the three months ended September 30, 2012, compared to $133.6 million for the same period in 2011 primarily due to the significant quarter-over-quarter increase in revenue. As a percentage of revenue, direct costs increased from 58.3% for the three months ended September 30, 2011 to 61.3% for the three months ended September 30, 2012. Direct costs as a percentage of revenue increased due to a decline in utilization and pricing in our hydraulic fracturing service line as a result of excess equipment capacity coupled with a slight U.S. onshore rig count decline.

Selling, General and Administrative Expenses (“SG&A”)

SG&A increased $16.0 million, or 112%, to $30.2 million for the three months ended September 30, 2012, as compared to $14.3 million for the same period in 2011. The increase primarily related to $9.5 million in increased costs related to Casedhole, which we acquired in June 2012, $2.0 million in higher payroll and personnel costs associated with the continued hiring of personnel to support our growth, $2.0 million in higher long-term and short-term incentive costs and $0.6 million in higher professional fees.

Depreciation and Amortization

Depreciation and amortization expenses increased $7.5 million, or 112%, to $14.1 million for the three months ended September 30, 2012 as compared to $6.7 million for the same period in 2011. The increase was primarily related to $5.1 million from the Wireline Services segment due to the acquisition of Casedhole in June 2012 and $2.9 million from the Stimulation and Well Intervention Services segment due to the addition and deployment of new equipment, partially offset by a $0.6 million decrease from the Equipment Manufacturing segment due to the full amortization of certain intangible assets in April 2012.

Interest Expense

Interest expense increased by $1.3 million, or 188%, to $1.9 million for the three months ended September 30, 2012 as compared to $0.7 million for the same period in 2011. The increase was primarily attributable to higher average outstanding debt balances period over period.

Income Taxes

We recorded a tax provision of $23.7 million for the three months ended September 30, 2012, at an effective rate of 32.5%, compared to a tax provision of $27.5 million for the three months ended September 30, 2011, at an effective rate of 37.3%. The decrease in our effective rate quarter-over-quarter is primarily attributable to certain qualifying deductions reflected in our income tax provision for the third quarter of 2012 that were not included in the provision for the third quarter of 2011.

Results for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

The following table summarizes the change in our results of operations for the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011	$ Change
Revenue	$825,237	$538,403	$286,834
Cost of sales	491,679	306,232	185,447

Gross profit	333,558	232,171	101,387
Selling, general and administrative expenses	68,467	33,296	35,171
Depreciation and amortization	31,517	15,640	15,877
(Gain) loss on disposal of assets	623	(20)	643

Operating income	232,951	183,255	49,696
Other income (expense):
Interest expense, net	(3,191)	(3,824)	633
Loss on early extinguishment of debt	—	(7,605)	7,605
Other income (expense), net	(120)	(40)	(80)

Total other expenses, net	(3,311)	(11,469)	8,158

Income before income taxes	229,640	171,786	57,854
Provision for income taxes	77,720	63,189	14,531

Net income	$151,920	$108,597	$43,323

Revenue

Revenue increased $286.8 million, or 53%, to $825.2 million for the nine months ended September 30, 2012 as compared to $538.4 million for the same period in 2011. This increase was primarily related to $185.9 million in Stimulation and Well Intervention Services revenue due to the addition of hydraulic fracturing equipment and coiled tubing units, $76.7 million in Wireline Services revenue due to the acquisition of Casedhole in June 2012 and $24.1 million in Equipment Manufacturing revenue due to the acquisition of Total in April 2011.

Direct Costs

Direct costs increased $185.4 million, or 61%, to $491.7 million for the nine months ended September 30, 2012 as compared to $306.2 million for the same period in 2011 due primarily to the significant period over period increase in revenue. As a percentage of revenue, direct costs increased to 60% for the nine months ended September 30, 2012 from 57% for the same period in 2011. Direct costs as a percentage of revenue increased due to a decline in utilization and pricing in our hydraulic fracturing service line as a result of excess equipment capacity coupled with a slight U.S. onshore rig count decline.

Selling, General and Administrative Expenses (SG&A)

SG&A increased $35.2 million, or 106%, to $68.5 million for the nine months ended September 30, 2012 as compared to $33.3 million for the same period in 2011. The increase primarily related to $11.9 million in SG&A costs related to Casedhole, $6.7 million in higher payroll and personnel costs associated with the continued hiring of personnel to support our growth, $5.7 million in higher long-term and short term incentive costs, $1.6 million in incremental SG&A costs associated with the acquisition of Total, $2.3 million in increased professional fees, $1.1 million in higher property taxes and $0.8 million in transaction costs.

Depreciation and Amortization

Depreciation and amortization expenses increased $15.9 million, or 102%, to $31.5 million for the nine months ended September 30, 2012 as compared to $15.6 million for the same period in 2011. The increase was primarily related to $9.1 million in depreciation and amortization from the Stimulation and Well Intervention Services segment due to the addition and deployment of new equipment and $6.3 million from the Wireline Services segment due to the acquisition of Casedhole in June 2012.

Interest Expense

Interest expense decreased by $0.6 million, or 17%, to $3.2 million for the nine months ended September 30, 2012 as compared to $3.8 million for the same period in 2011. The decrease was primarily attributable to lower interest rates.

Loss on Early Extinguishment of Debt

We incurred $7.6 million in costs associated with the early extinguishment of our previous senior credit facility and subordinated term loan during the nine months ended September 30, 2011. These costs consisted of $4.7 million in early termination penalties on the subordinated term loan and $2.9 million related to accelerated recognition of deferred financing costs on the previous senior secured credit facility and subordinated term loan. Immediately following these extinguishments, we entered into a new senior secured revolving credit facility which is further discussed in “Description of Our Indebtedness.”

Income Taxes

We recorded a tax provision of $77.7 million for the nine months ended September 30, 2012, at an effective rate of 33.8%, compared to a tax provision of $63.2 million for the nine months ended September 30, 2011, at an effective rate of 36.8%. The decrease in our effective tax rate period over period is primarily attributable to certain qualifying deductions reflected in our income tax provision for the nine months ended September 30, 2012 that were not included in the provision for the same period in 2011.

Liquidity and Capital Resources

Since the beginning of 2011, our primary sources of liquidity have been the net proceeds that we received from our initial public offering, which closed on August 3, 2011, borrowings under our credit facilities and cash flows from operations. Our primary uses of capital during this period have been the purchase and maintenance of equipment and the acquisitions of Casedhole and Total. Our capital expenditures and our maintenance costs have increased substantially over the last few years to support our growth. Although we expect this trend to continue on a long-term basis, pricing pressure for our services may lead to reduced capital expenditures in the near term. Our ninth hydraulic fracturing fleet is on order and expected to be delivered in the first quarter of 2013 for deployment into the Bakken shale. Fleet 9 has an aggregate cost of approximately $30 million, of which approximately $23.5 million was funded as of October 31, 2012. In addition, we have ordered six new coiled tubing units along with related ancillary equipment for delivery and deployment into new basins between the fourth quarter of 2012 and early 2013, with a combined aggregate cost of approximately $20 million, of which approximately $7.4 million was funded as of October 31, 2012. In an effort to expand our Wireline Services business, we have also ordered seven new wireline units for delivery and deployment between the fourth quarter of 2012 and the first quarter of 2013. These units have an aggregate cost of approximately $9.1 million, of which $1.2 million was funded as of October 31, 2012. We intend to fund the remaining costs for all of our new equipment through a combination of cash on hand and operating cash flow in excess of our working capital requirements.

Our Credit Facility provides for up to $400.0 million of revolving credit, which was increased from $200.0 million as a result of an amendment entered into on June 5, 2012. As of September 30, 2012, we had $200.0 million outstanding under the Credit Facility. As of October 31, 2012, we had $190.0 million outstanding under the Credit Facility, leaving $210.0 million available for additional borrowings at that date. Our Credit Facility contains covenants that require us to maintain an interest coverage ratio, to maintain a leverage ratio and to satisfy certain other conditions, as well as certain limitations on our ability to make capital expenditures on a fiscal year basis. These covenants are subject to a number of exceptions and qualifications. We were as of September 30, 2012, and we are currently, in compliance with these covenants. For more information concerning the Credit Facility, please read “Description of Our Indebtedness” and Note 2 – Long Term Debt – Senior Secured Revolving Credit Facility in the accompanying financial statements for further discussion.

We continually monitor potential capital sources, including equity and debt financings, in order to meet our planned capital expenditures and liquidity requirements. Our ability to fund operating cash flow shortfalls, if any, and to fund planned capital expenditures will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. Based on our existing operating performance, we believe our cash flows from operations and existing capital, coupled with borrowings available under our Credit Facility, will be adequate to meet operational and capital expenditure needs over the next 12 months.

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

We continually monitor new advances in hydraulic fracturing equipment and down-hole technology, as well as technologies that may complement our existing businesses, and commit capital funds to upgrade and purchase additional equipment to meet our customers’ needs. Capital expenditures totaled $58.0 million in the third quarter of 2012, $54.8 million of which was for growth capital expenditures. We expect our total 2012 capital expenditures to be approximately $165 to $175 million, of which $146.7 million was incurred as of October 31, 2012. The majority of our remaining estimated capital expenditures for 2012 include amounts related to our ninth hydraulic fracturing fleet, three new coiled tubing units, six new wireline units and maintenance capital expenditures.

Since the beginning of 2011, our growth has been funded by the net proceeds we received from our initial public offering, which closed on August 3, 2011, borrowings under our credit facilities and cash flows from operations. We will continue to evaluate opportunities to expand our business through selective acquisitions and make capital investment decisions that we believe will support our long-term growth strategy. The successful execution of our growth strategy depends on our ability to raise capital as needed. If we are unable to generate sufficient cash flows or to obtain additional capital on favorable terms or at all, we may be unable to sustain or increase our current level of growth in the future. However, we believe we are well positioned to finance our future growth. On June 5, 2012, we increased the borrowing base under our Credit Facility to $400.0 million from $200.0 million. As of October 31, 2012, we had $190.0 million outstanding under the Credit Facility leaving $210.0 million available for additional borrowing. We believe our cash on hand, operating cash flow in excess of our working capital requirements and, if needed, borrowings under our Credit Facility will be sufficient to fund our remaining 2012 capital expenditures and sustain our spending levels over the next 12 months. We plan to continue to monitor the economic environment and demand for our services and adjust our business strategy as necessary.

Financial Condition and Cash Flows

The net cash provided by or used in our operating, investing and financing activities is summarized below (in thousands):

	Nine Months Ended September 30,
	2012	2011
Cash provided by (used in):
Operating activities	$177,351	$141,190
Investing activities	(408,854)	(131,312)
Financing activities	198,825	37,945

Change in cash and cash equivalents	$(32,678)	$47,823

Cash Provided by Operating Activities

Net cash provided by operating activities increased $36.2 million for the nine months ended September 30, 2012 as compared to the same period in 2011. This increase was primarily due to higher net income. The increase in net income is attributable to the growth in our revenue year over year in connection with the deployment of additional hydraulic fracturing fleets and coiled tubing units, as well as the acquisitions of Total and Casedhole.

Cash Used in Investing Activities

Net cash used in investing activities increased $277.5 million for the nine months ended September 30, 2012 as compared to the same period in 2011. This increase was due primarily to the cash paid to acquire Casedhole as compared to the cash paid to acquire Total, along with increased capital equipment expenditures. For the nine months ended September 30, 2012, we paid total cash consideration of $273.4 million, net of cash acquired, in connection with our purchase of Casedhole. For the nine months ended September 30, 2011, we spent $27.2 million to acquire Total.

Cash Provided by Financing Activities

Net cash provided by financing activities increased $160.9 million for the nine months ended September 30, 2012 as compared to the same period in 2011. The increase was primarily due to a net increase in debt drawdowns driven by the $220.0 million proceeds used to partially fund the acquisition of Casedhole in June 2012.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of September 30, 2012.

Description of Our Indebtedness

Senior Secured Credit Agreement. On April 19, 2011, we entered into a five-year $200.0 million senior secured revolving credit agreement with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and various other lenders. Effective June 5, 2012, in connection with the acquisition of Casedhole, we entered into Amendment No. 1 and Joiner to Credit Agreement (the “Amendment”), among other reasons, to facilitate and permit us to fund a portion of the purchase price of the Casedhole acquisition.

The Amendment increased our borrowing capacity under the Credit Facility to $400.0 million from $200.0 million. To effectuate this increase, new financial institutions were added to the Credit Facility as lenders and certain existing lenders severally agreed to increase their respective commitments. Pursuant to the Amendment, the aggregate amount by which we may periodically increase commitments through incremental facilities was increased from $75.0 million to $100.0 million, the sublimit for letters of credit was left unchanged at $200.0 million and the sublimit for swing line loans was increased from $15.0 million to $25.0 million. On June 7, 2012, we drew $220.0 million from the Credit Facility to fund a portion of the purchase price of the Casedhole acquisition. As of October 31, 2012, $190.0 million was outstanding under our Credit Facility, leaving $210.0 million available for borrowing.

Loans under our Credit Facility are denominated in U.S. dollars and will mature on April 19, 2016. Outstanding loans bear interest at either LIBOR or a base rate, at our election, plus an applicable margin which ranges from 1.25% to 2.00% for base rate loans and from 2.25% to 3.00% for LIBOR loans, based upon our Leverage Ratio. The Leverage Ratio is the ratio of funded indebtedness to EBITDA for us and our subsidiaries on a consolidated basis. All obligations under our Credit Facility are secured, subject to agreed-upon exceptions, by a first priority perfected security position on all real and personal property of us and our domestic subsidiaries (other than Immaterial Subsidiaries) as guarantors.

The Credit Facility contains customary affirmative covenants including financial reporting, governance and notification requirements. The Amendment made certain changes to the Credit Facility’s affirmative covenants, including the financial reporting and notification requirements, and the Credit Facility’s negative covenants, including the restriction on our and our subsidiaries’ ability to conduct asset sales, incur additional indebtedness, grant liens, issue guarantees, make investments, loans or advances and enter into certain transactions with affiliates. Additionally, the Amendment altered the restriction on capital expenditures to allow us to make an unlimited amount of capital expenditures so long as the pro forma Consolidated Leverage Ratio is less than 2.00 to 1.00, we have pro forma liquidity of greater than $40.0 million, no default exists and the capital expenditure could not reasonably be expected to cause a default. Further, in the event that these conditions are not met, we will be permitted to make capital expenditures of up to $200.0 million in any fiscal year, provided that up to $50.0 million of such amount in any fiscal year may be rolled over to the subsequent fiscal year and up to $50.0 million may be pulled forward from the subsequent fiscal year. These capital expenditure restrictions will not apply to capital expenditures financed solely with the proceeds from the issuance of qualified equity interests and asset sales or normal replacement and maintenance capital expenditures.

The Credit Facility requires us to maintain, measured on a consolidated basis, (1) an “Interest Coverage Ratio” of not less than 3.00 to 1.00 and (2) a “Leverage Ratio” of not greater than 3.25 to 1.00 as such terms are defined in the Credit Facility. We are currently in compliance with all debt covenants.

Capitalized terms used in “Description of Our Indebtedness” but not defined herein are defined in the Credit Facility.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

No changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims incidental to or arising in the ordinary course of our business. Our management does not expect the outcome in any of these known legal proceedings, individually or collectively, to have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, including under the section titled “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the information set forth in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 as well as our subsequent quarterly reports on Form 10-Q, for a detailed discussion of known material factors which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

3.1	Amended and Restated Certificate of Incorporation of C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Registration Statement on Form S-1, dated March 30, 2011 (Registration No. 333-173177)).

3.2	Second Amended and Restated Bylaws of C&J Energy Services, Inc., effective February 27, 2012 (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on February 29, 2012 (File No. 001-35255)).

10.1	Executive Employment Agreement effective as of March 24, 2010 by and between Casedhole Holdings, Inc. and Donald J. Gawick (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 31, 2012 (File No. 001-35255)).

10.2	First Amendment to Executive Employment Agreement effective as of December 27, 2010 by and between Casedhole Holdings, Inc. and Donald J. Gawick (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 31, 2012 (File No. 001-35255)).

10.3	Separation and Release Agreement effective as of October 29, 2012 by and between C&J Energy Services, Inc. and Mr. Bretton W. Barrier (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 31, 2012 (File No. 001-35255)).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*** 101.INS	XBRL Instance Document

*** 101.SCH	XBRL Taxonomy Extension Schema Document

*** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.
***	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&J ENERGY SERVICES, INC.

Date: November 5, 2012	By:	/s/ Randall C. McMullen, Jr.
Randall C. McMullen, Jr.
President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Registration Statement on Form S-1, dated March 30, 2011 (Registration No. 333-173177)).

3.2	Second Amended and Restated Bylaws of C&J Energy Services, Inc., effective February 27, 2012 (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on February 29, 2012 (File No. 001-35255)).

10.1	Executive Employment Agreement effective as of March 24, 2010 by and between Casedhole Holdings, Inc. and Donald J. Gawick (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 31, 2012 (File No. 001-35255)).

10.2	First Amendment to Executive Employment Agreement effective as of December 27, 2010 by and between Casedhole Holdings, Inc. and Donald J. Gawick (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 31, 2012 (File No. 001-35255)).

10.3	Separation and Release Agreement effective as of October 29, 2012 by and between C&J Energy Services, Inc. and Mr. Bretton W. Barrier (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 31, 2012 (File No. 001-35255)).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*** 101.INS	XBRL Instance Document

*** 101.SCH	XBRL Taxonomy Extension Schema Document

*** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.
***	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filing.