Form 10-Q
period 2013-03-31
C&J Energy Services, Inc.
filed 2013-05-09
CIK 1509273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at May 3, 2013, was 54,115,236.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,107	$14,442
Accounts receivable, net of allowance of $1,256 at March 31, 2013 and $1,106 at December 31, 2012	166,320	167,481
Inventories, net	52,577	60,659
Prepaid and other current assets	9,719	3,984
Deferred tax assets	3,295	3,613

Total current assets	254,018	250,179
Property, plant and equipment, net of accumulated depreciation of $98,438 at March 31, 2013 and $84,848 at December 31, 2012	455,663	433,727
Other assets:
Goodwill	196,512	196,512
Intangible assets, net	120,970	123,487
Deposits on equipment under construction	874	1,033
Deferred financing costs, net of accumulated amortization of $1,624 at March 31, 2013 and $1,334 at December 31, 2012	3,558	3,848
Other noncurrent assets, net	4,171	3,971

Total assets	$1,035,766	$1,012,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,713	$69,617
Payroll and related costs	13,641	10,896
Accrued expenses	13,838	17,286
Income taxes payable	20,729	4,029
Customer advances and deposits	1,097	1,092
Other current liabilities	2,140	2,122

Total current liabilities	121,158	105,042
Deferred tax liabilities	126,260	132,551
Long-term debt and capital lease obligations	153,180	173,705
Other long-term liabilities	1,700	1,568

Total liabilities	402,298	412,866
Commitments and contingencies
Stockholders’ equity
Common stock, par value of $0.01, 100,000,000 shares authorized, 54,025,942 issued and outstanding at March 31, 2013 and 53,131,823 issued and outstanding at December 31, 2012	540	531
Additional paid-in capital	232,772	224,348
Retained earnings	400,156	375,012

Total stockholders’ equity	633,468	599,891

Total liabilities and stockholders’ equity	$1,035,766	$1,012,757

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenue	$276,051	$239,052
Costs and expenses:
Direct costs	181,841	137,992
Selling, general and administrative expenses	37,146	16,856
Depreciation and amortization	16,556	7,845
Loss on disposal of assets	90	397

Operating income	40,418	75,962
Other expense:
Interest expense, net	(1,660)	(380)
Other income (expense), net	66	(72)

Total other expense, net	(1,594)	(452)

Income before income taxes	38,824	75,510
Income tax expense	13,680	26,131

Net income	$25,144	$49,379

Net income per common share:
Basic	$0.48	$0.95

Diluted	$0.46	$0.92

Weighted average common shares outstanding:
Basic	52,534	51,905

Diluted	55,039	53,715

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional
	Number of	Amount, at	Paid-in	Retained
	Shares	$0.01 par value	Capital	Earnings	Total
Balance, December 31, 2011	51,887	519	201,874	192,662	395,055
Issuance of restricted stock	780	7	(7)	—	—
Exercise of stock options	465	5	2,568	—	2,573
Tax effect of stock-based compensation	—	—	1,901	—	1,901
Stock-based compensation	—	—	18,012	—	18,012
Net income	—	—	—	182,350	182,350

Balance, December 31, 2012	53,132	531	224,348	375,012	599,891
Issuance of restricted stock, net of forfeitures	675	7	(7)	—	—
Exercise of stock options	219	2	1,746	—	1,748
Tax effect of stock-based compensation	—	—	780	—	780
Stock-based compensation	—	—	5,905	—	5,905
Net income	—	—	—	25,144	25,144

Balance, March 31, 2013*	54,026	$540	$232,772	$400,156	$633,468

*	Unaudited

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$25,144	$49,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,556	7,845
Deferred income taxes	(5,973)	3,017
Provision for doubtful accounts	150	150
Loss on disposal of assets	90	397
Stock-based compensation expense	5,905	3,516
Excess tax benefit from stock-based award activity	(782)	(374)
Amortization of deferred financing costs	290	147
Changes in operating assets and liabilities:
Accounts receivable	1,702	(3,117)
Inventories	8,082	(17,750)
Prepaid expenses and other current assets	(5,672)	3,489
Accounts payable	96	1,447
Accrued liabilities	(703)	(4,668)
Accrued taxes	17,480	22,885
Other	(45)	3,123

Net cash provided by operating activities	62,320	69,486

Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(36,972)	(38,759)
Proceeds from disposal of property, plant and equipment	295	117

Net cash used in investing activities	(36,677)	(38,642)

Cash flows from financing activities:
Payments on revolving debt, net	(20,000)	—
Repayments of capital lease obligations	(508)	—
Proceeds from stock options exercised	1,748	202
Excess tax benefit from stock-based award activity	782	374

Net cash (used in) provided by financing activities	(17,978)	576

Net increase in cash and cash equivalents	7,665	31,420
Cash and cash equivalents, beginning of period	14,442	46,780

Cash and cash equivalents, end of period	$22,107	$78,200

Supplemental cash flow disclosure:
Cash paid for interest	$1,391	$253

Cash paid for taxes	$2,173	$309

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization, Nature of Business and Summary of Significant Accounting Policies

C&J Energy Services, Inc., a Delaware corporation, was founded in Texas in 1997. Through its subsidiaries, the Company operates in three reportable segments: Stimulation and Well Intervention Services, Wireline Services and Equipment Manufacturing, providing services primarily to oil and natural gas exploration and production companies throughout the United States. The Company provides hydraulic fracturing, coiled tubing and other well stimulation services through its Stimulation and Well Intervention Services segment. The Company provides cased-hole wireline and other complementary services through its Wireline Services segment. In addition, the Company manufactures and repairs equipment and provides oilfield parts and supplies for third-party customers in the energy services industry, as well as fulfills the Company’s internal equipment demands, through its Equipment Manufacturing segment. See Note 6 – Segment Information for further discussion regarding the Company’s reportable segments. As used herein, references to the “Company” or “C&J” are to C&J Energy Services, Inc. together with its consolidated subsidiaries.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2012 is derived from audited consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation have been included.

These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2013. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories

Inventories for the Stimulation and Well Intervention Services segment and the Wireline Services segment consist of finished goods, including equipment components, chemicals, proppants, and general supplies and materials for the segments’ operations. Inventories for the Equipment Manufacturing segment consist of manufacturing parts and work-in-process. See Note 6 – Segment Information for further discussion regarding the Company’s reportable segments.

Inventories are stated at the lower of cost or market (net realizable value) on a first-in, first-out basis and appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Manufacturing parts	$17,978	$21,551
Work-in-process	2,431	1,523
Finished goods	32,777	38,164

Total inventory	53,186	61,238
Inventory reserve	(609)	(579)

Inventory, net of reserve	$52,577	$60,659

Revenue Recognition

All revenue is recognized when persuasive evidence of an arrangement exists, the service is complete or the equipment has been delivered to the customer, the amount is fixed or determinable and collectability is reasonably assured, as follows:

Hydraulic Fracturing Revenue. The Company provides hydraulic fracturing services on either a spot market basis or under term contracts. Revenue is recognized and customers are invoiced upon the completion of each job, which can consist of one or more fracturing stages. Once a job has been completed to the customer’s satisfaction, a field ticket is written that includes charges for the service performed and the chemicals and proppants consumed during the course of the service. The field ticket may also include charges for the mobilization of the equipment to the location, additional equipment used on the job, if any, and other miscellaneous consumables. Rates for services performed on a spot market basis are based on an agreed-upon hourly spot market rate. Under term contracts, the Company’s customers are typically obligated to pay on a monthly basis for a specified number of hours of service, whether or not those services are actually utilized. To the extent customers use more than the specified contracted minimums, the Company will be paid a pre-agreed amount for the provision of such additional services. Certain of the Company’s term contracts have been extended at or prior to their expiration in the form of long-term pricing commitments. Under such pricing commitments, the Company’s customers typically commit to targeted utilization levels at agreed pricing, but without termination penalties or obligations to pay for services not utilized by the customer.

Coiled Tubing. The Company enters into arrangements to provide coiled tubing and other well stimulation services. Jobs for these services are typically short term in nature, lasting anywhere from a few hours to multiple days. Revenue is recognized upon completion of each day’s work based upon a completed field ticket. The field ticket includes charges for the mobilization of the equipment to the location, the service performed, the personnel on the job, additional equipment used on the job, if any, and miscellaneous consumables used throughout the course of the service. The Company typically charges the customer for these services on an hourly basis at agreed upon spot market rates.

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

Stock-Based Compensation

The Company’s stock-based compensation plans provide the ability to grant equity awards to officers, employees, consultants and non-employee directors. As of March 31, 2013, only nonqualified stock options and restricted stock had been granted under such plans. The Company values option grants based on the grant date fair value by using the Black-Scholes option-pricing model and values restricted stock grants based on the closing price of C&J’s common stock on the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. Further information regarding the Company’s stock-based compensation arrangements and the related accounting treatment can be found in Note 4 – Stock-Based Compensation.

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

Income Taxes

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

The Company recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. Previously recognized tax positions are reversed in the first period in which it is no longer more-likely-than-not that the tax position would be sustained upon examination. Income tax related interest and penalties, if applicable, are recorded as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the consolidated statements of operations for the three months ended March 31, 2013 and 2012, respectively.

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

The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the applicable periods:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except per share amounts)
Numerator:
Net income attributed to common shareholders	$25,144	$49,379

Denominator:
Weighted average common shares outstanding	52,534	51,905
Effect of potentially dilutive common shares:
Stock options	2,243	1,810
Restricted stock	262	—

Weighted average common shares outstanding and assumed conversions	55,039	53,715

Earnings per common share:
Basic	$0.48	$0.95

Diluted	$0.46	$0.92

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of securities excluded from the computation of basic and diluted earnings per share is presented below for the applicable periods:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Basic earnings per share:
Unvested restricted stock	1,095	—
Diluted earnings per share:
Anti-dilutive stock options	1,125	1,184
Anti-dilutive restricted stock	1	—

Potentially dilutive securities excluded as anti-dilutive	1,126	1,184

Reclassifications

Certain reclassifications have been made to prior period consolidated financial statements to conform to the current period presentations. These reclassifications had no effect on the consolidated financial position, results of operations or cash flows of the Company.

Note 2—Long-Term Debt and Capital Lease Obligations

Credit Facility

On April 19, 2011, the Company entered into a five-year $200.0 million senior secured revolving credit agreement, which was amended on June 5, 2012 and the borrowing base increased to $400.0 million (the “Credit Facility”). Loans under the Company’s Credit Facility are denominated in U.S. dollars and will mature on April 19, 2016. Outstanding loans bear interest at either LIBOR or a base rate, at the Company’s election, plus an applicable margin that ranges from 1.25% to 2.00% for base rate loans and from 2.25% to 3.00% for LIBOR loans, based upon the Company’s Consolidated Leverage Ratio, which is the ratio of funded indebtedness to EBITDA for the Company on a consolidated basis. The Company is also required to pay a quarterly commitment fee of 0.5% on the unused portion of the Credit Facility. As of March 31, 2013, $150.0 million was outstanding under the Credit Facility, along with $0.7 million in letters of credit, leaving $249.3 million available for borrowing. All obligations under the Credit Facility are guaranteed by all wholly-owned domestic subsidiaries of the Company other than any immaterial subsidiaries.

The Credit Facility contains customary affirmative and restrictive covenants including financial reporting, governance and notification requirements. Among other restrictions, the Company is unable to issue dividends under the terms of the Credit Facility. The Company was in compliance with all debt covenants under the Credit Facility as of March 31, 2013.

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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Intangible Assets

Intangible assets consist of the following (in thousands):

	Amortization Period	March 31, 2013	December 31, 2012
Trade name	10-15 years	$27,275	$27,275
Customer relationships	8-15 years	100,193	100,193
Non-compete—Casedhole	4 years	1,600	1,600
IPR&D—Total	Indefinite	854	854
Trade name—Total	Indefinite	6,247	6,247

		136,169	136,169
Less: accumulated amortization		(15,199)	(12,682)

Intangible assets, net		$120,970	$123,487

Note 4—Stock-Based Compensation

The C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (the “2012 LTIP”) provides for the grant of stock-based awards to the Company’s officers, employees, consultants and non-employee directors. The following types of awards are available for issuance under the 2012 LTIP: incentive stock options and nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; and share awards. To date, only nonqualified stock options and restricted stock have been awarded under the 2012 LTIP. A total of 4,300,000 shares of common stock were authorized and approved for issuance under the 2012 LTIP, subject to certain adjustments. Of these shares, 2,951,330 shares are available for issuance under the 2012 LTIP as of March 31, 2013.

Prior to the approval of the 2012 LTIP, all stock-based awards granted to the Company’s employees were granted under the C&J Energy Services, Inc. 2010 Stock Option Plan (the “2010 Plan”), and prior to December 23, 2010, all stock-based awards granted to employees were granted under the C&J Energy Services, Inc. 2006 Stock Option Plan (the “2006 Plan” and, together with the 2010 Plan, the “Prior Plans”). Only nonqualified stock options were awarded under the Prior Plans.

Stock Options

The fair value of each option award granted under the 2012 LTIP and the Prior Plans is estimated on the date of grant using the Black-Scholes option-pricing model. Due to the Company’s lack of historical volume of option activity, the expected term of options granted is derived using the “plain vanilla” method. In addition, expected volatilities have been based on comparable public company data, with consideration given to the Company’s limited historical data. The Company makes estimates with respect to employee termination and forfeiture rates of the options within the valuation model. The risk-free rate is based on the approximate U.S. Treasury yield rate in effect at the time of grant. For options granted prior to the Company’s initial public offering, which closed on August 3, 2011, the calculation of the Company’s stock price involved the use of different valuation techniques, including a combination of an income and/or market approach. Determination of the fair value was a matter of judgment and often involved the use of significant estimates and assumptions. The following table presents the assumptions used in determining the fair value of option awards totaling 53,000 grants during the three months ended March 31, 2012. No stock options were granted by the Company during the three months ended March 31, 2013.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended
March 31,
2012
Expected volatility	75%
Expected dividends	None
Exercise price	$16.88-$18.76
Expected term (in years)	5 - 6
Risk-free rate	1.0%-1.4%

As of March 31, 2013, the Company had 6,040,726 options outstanding to employees, consultants and non-employee directors. Options granted under the 2012 LTIP and the Prior Plans expire ten years from the date they are granted and generally vest over a three-year period.

Restricted Stock

Restricted stock is valued based on the closing price of the Company’s common stock on the date of grant. During the three months ended March 31, 2013, 691,080 shares of restricted stock were granted to employees and non-employee directors under the 2012 LTIP at fair market values ranging from $22.81 to $23.69 per share.

Note 5—Commitments and Contingencies

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

Note 6—Segment Information

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

Stimulation and Well Intervention Services. This segment has two related service lines providing hydraulic fracturing and coiled tubing and other well stimulation services, with a focus on complex, technically demanding well completions.

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

	Stimulation & Well Intervention Services	Wireline Services	Equipment Manufacturing	Corporate and Other	Total
	(in thousands)
Three months ended March 31, 2013
Revenue from external customers	$212,687	$62,129	$1,235	$—	$276,051
Inter-segment revenues	11,578	—	18,700	(30,278)	—
Adjusted EBITDA	54,382	17,650	1,874	(16,603)	57,303
Depreciation and amortization	10,507	5,832	402	(185)	16,556
Operating income (loss)	43,847	11,691	1,470	(16,590)	40,418
Capital expenditures	25,399	12,409	270	(1,106)	36,972
As of March 31, 2013
Total assets	$593,873	$386,347	$81,081	$(25,535)	$1,035,766
Goodwill	60,339	131,455	4,718	—	196,512
Three months ended March 31, 2012
Revenue from external customers	$226,545	$—	$12,507	$—	$239,052
Inter-segment revenues	—	—	15,841	(15,841)	—
Adjusted EBITDA	91,635	—	3,690	(11,193)	84,132
Depreciation and amortization	6,688	—	1,042	115	7,845
Operating income (loss)	84,548	—	2,649	(11,235)	75,962
Capital expenditures	42,611	—	748	(4,600)	38,759
As of March 31, 2012
Total assets	$562,027	$—	$63,625	$(8,873)	$616,779
Goodwill	60,339	—	4,718	—	65,057

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Management evaluates segment performance and allocates resources based on total earnings before net interest expense, income taxes, depreciation and amortization, net gain or loss on disposal of assets, transaction costs, and non-routine items including loss on early extinguishment of debt and legal settlement charges (“Adjusted EBITDA”), because Adjusted EBITDA is considered an important measure of each segment’s performance. In addition, management believes that the disclosure of Adjusted EBITDA as a measure of each segment’s operating performance allows investors to make a direct comparison to competitors, without regard to differences in capital and financing structure. Investors should be aware, however, that there are limitations inherent in using Adjusted EBITDA as a measure of overall profitability because it excludes significant expense items. An improving trend in Adjusted EBITDA may not be indicative of an improvement in the Company’s profitability. To compensate for the limitations in utilizing Adjusted EBITDA as an operating measure, management also uses U.S. GAAP measures of performance, including operating income and net income, to evaluate performance, but only with respect to the Company as a whole and not on a segment basis.

As required under Item 10(e) of Regulation S-K of the Securities Exchange Act of 1934, as amended, included below is a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to net income, which is the nearest comparable U.S. GAAP financial measure (in thousands).

	Three Months Ended
	March 31,
	2013	2012
Adjusted EBITDA	$57,303	$84,132
Interest expense, net	(1,660)	(380)
Transaction costs	(173)	—
Provision for income taxes	(13,680)	(26,131)
Depreciation and amortization	(16,556)	(7,845)
Loss on disposal of assets	(90)	(397)

Net income	$25,144	$49,379

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “plan,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “potential,” “would,” “may,” “probable,” “likely,” and similar expressions that convey the uncertainty of future events or outcomes, and the negative thereof, are intended to identify forward-looking statements. Forward-looking statements, which are not generally historical in nature, include those that express a belief, expectation or intention regarding our future activities, plans and goals and our current expectations with respect to, among other things:

•	our future revenues, income and operating performance;

•	our ability to sustain and improve our utilization and margins;

•	our ability to enter into term contacts and/or long-term pricing commitments at acceptable prices;

•	operating cash flows and availability of capital;

•	the timing and success of future acquisitions and other special projects;

•	future capital expenditures; and

•	our ability to finance equipment, working capital and capital expenditures.

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

•	the potential failure to maintain effective internal control over financial reporting.

For additional information regarding known material factors that could affect our operating results and performance, please read (1) “Risk Factors” in Part II, Item 1A of this Form 10-Q, as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and (2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q, as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Should one or more of these known material risks occur, or should the underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statement.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q, together with the audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012. Unless the context otherwise requires, “we,” “us,” the “Company,” “C&J” or like terms refers to C&J Energy Services, Inc. and its subsidiaries, including the financial results of Total and Casedhole Solutions (each as described below) from their respective acquisition dates.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled “Cautionary Note Regarding Forward-Looking Statements” of this Form 10-Q.

Overview

We are an independent provider of premium hydraulic fracturing, coiled tubing, wireline and other complementary services with a focus on complex, technically demanding well completions. These services are provided to oil and natural gas exploration and production companies throughout the United States. We also manufacture and repair equipment to fulfill our internal needs and for third-party companies in the energy services industry. We operate in three reportable segments: Stimulation and Well Intervention Services, Wireline Services and Equipment Manufacturing. We provide hydraulic fracturing, coiled tubing and other well stimulation services through our Stimulation and Well Intervention Services segment. We provide cased-hole wireline and other complementary services through our Wireline Services segment, which we added in June 2012 with the acquisition of Casedhole Holdings, Inc. (together with its operating subsidiary, Casedhole Solutions, Inc., “Casedhole Solutions”). Through our Equipment Manufacturing segment, which we added with the acquisition of Total E&S Inc. (“Total”) in April 2011, we manufacture and repair equipment and provide oilfield parts and supplies for companies in the energy services industry. Through Total, we fulfill our internal equipment demands and have centralized company-wide inventory management. Our three segments are described in more detail under “Our Operating Segments”.

Our Operating Segments

Stimulation and Well Intervention Services

Our Stimulation and Well Intervention Services segment provides hydraulic fracturing, coiled tubing and other well stimulation services, with a focus on complex, technically demanding well completions.

Hydraulic Fracturing Services. Our hydraulic fracturing business currently consists of approximately 300,000 total horsepower capacity. We deployed a new 32,000 horsepower fleet at the end of January 2013 in the spot market, and took delivery of an additional 32,000 horsepower capacity fleet in early April 2013.

Our hydraulic fracturing operations contributed $173.8 million, or 63%, to our consolidated revenue and completed 1,698 fracturing stages during the first quarter of 2013, compared to $185.7 million of revenue and 1,614 fracturing stages during the fourth quarter of 2012. Hydraulic fracturing revenue for the first quarter of 2012 was $186.4 million, and 1,476 fracturing stages were completed. During the three months ended March 31, 2013, we averaged monthly revenue per unit of horsepower of $218 compared to $256 for the fourth quarter of 2012 and $319 for the first quarter of 2012. The decline in revenue quarter over quarter was primarily due to lower hydraulic fracturing equipment utilization with respect to both contracted and spot market work, particularly in the latter half of the first quarter of 2013. Similarly, the decrease in revenue per horsepower from the fourth quarter of 2012 resulted from less contracted work as customers managed usage to minimum contracted hours, which generated increased spot market exposure at highly competitive pricing levels. We completed more stages quarter over quarter as a result of the additional horsepower that was deployed in January 2013.

For the three months ended March 31, 2013, we derived 33.6% of our consolidated revenues from term contracts. We currently have three term contracts in place covering an aggregate 114,000 hydraulic horsepower capacity, two of which are set to expire in mid-2013 and one of which is set to expire in early 2014. Our term contracts generally range from one year to three years. Under the term contacts, our customers are typically obligated to pay us on a monthly basis for a specified number of hours of service, whether or not those services are actually utilized. To the extent customers use more than the specified contract minimums, we will be paid a pre-agreed amount for the provision of such additional services. Some of our term contracts restrict the ability of the customer to terminate or require our customers to pay us a lump-sum early termination fee, generally representing all or a significant portion of the remaining economic value of the contracts to us. As a result of current market conditions, certain of our term contracts have been extended at or prior to their expiration in the form of long-term pricing commitments. Under such pricing commitments, our customers typically commit to targeted utilization levels at agreed pricing, but without termination penalties or obligations to pay for services not utilized by the customer.

We charge prevailing market prices per hour for work performed in the spot market. We may also charge fees for setup and mobilization of equipment depending on the job, additional equipment used on the job, if any, and other miscellaneous consumables. Generally, these fees and other charges vary depending on the equipment and personnel required for the job and market conditions in the region in which the services are performed. We also source chemicals and proppants that are consumed during the fracturing process. We charge our customers a fee for materials consumed in the process and a handling fee for any chemicals and proppants supplied by the customer. Materials charges reflect the cost of the materials plus a markup and are based on the actual quantity of materials used in the fracturing process. Due to the flexibility of our operating model, our revenue can fluctuate without having a material impact to earnings when our customers elect to source their own proppants. We believe that one of the benefits of working our hydraulic fracturing fleets on a spot market basis is that it serves as a marketing tool, giving us the opportunity to introduce our services to new customers and strengthen our relationships with existing customers.

Coiled Tubing and Other Well Stimulation Services. Our coiled tubing business currently consists of 20 coiled tubing units, having taken delivery of two new units in the first quarter of 2013. We have ordered four new coiled tubing units that we expect to be delivered in mid-2013.

Our coiled tubing operations contributed $36.4 million, or 13%, to our consolidated revenue, and we completed 1,057 coiled tubing jobs during the first quarter of 2013, compared to $38.4 million of revenue and 1,010 coiled tubing jobs for the fourth quarter of 2012 and $35.5 million and 908 coiled tubing jobs for the first quarter of 2012. Coiled tubing revenue decreased slightly from the fourth quarter of 2012 due to a change in the mix and type of work we encountered, as we performed a greater number of less service intensive jobs. Through our coiled tubing business, we also perform other well stimulation services, including pumpdown services for wireline and coiled tubing operations. These other services generated $2.5 million, or 1% of our consolidated revenue, during the first quarter of 2013, compared to $2.5 million for the previous quarter and $4.6 million for the prior year quarter. Revenue decreased slightly from the fourth quarter of 2012 due to reduced utilization.

Our coiled tubing and other well stimulation services are generally provided in the spot market at prevailing prices per hour, although we do have one contract in place with a major operator for dedicated coiled tubing and associated services. We may also charge fees for setup and mobilization of equipment depending on the job. The setup charges and hourly rates are determined by a competitive bid process and vary with the type of service to be performed, the equipment and personnel required for the job and market conditions in the region in which the service is performed. We also charge customers for the materials, such as stimulation fluids, nitrogen and coiled tubing materials that we use in each job. Materials charges reflect the cost of the materials plus a markup and are based on the actual quantity of materials used for the project.

Wireline Services Segment

Our Wireline Services segment, which we commenced with the acquisition of Casedhole Solutions on June 7, 2012, currently consists of 64 wireline units and 23 pumpdown units, as well as pressure control equipment. We currently plan to deploy one new wireline unit in 2013. Our Wireline Services segment contributed $62.1 million, or 23%, to our consolidated revenue during the three months ended March 31, 2013, compared to $53.4 million in the fourth quarter of 2012. Revenues from wireline operations increased from the previous quarter due to improved utilization levels, which were primarily due to targeted marketing activities.

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

Equipment Manufacturing Segment

Our Equipment Manufacturing segment contributed $1.2 million, or less than 1%, to our consolidated revenue during the three months ended March 31, 2013, compared to $6.2 million of revenue for the fourth quarter of 2012 and $12.5 million of revenue for the first quarter of 2012. Our Equipment Manufacturing business has been negatively impacted by the excess equipment capacity across the pressure pumping industry, a trend that we believe is likely to continue over the near term.

Our Equipment Manufacturing segment constructs oilfield equipment, including hydraulic fracturing pumps, coiled tubing units, pressure pumping units, wireline units and other equipment, for our Stimulation and Well Intervention Services and Wireline Services segments, as well as for third party customers in the energy services industry. This segment also provides equipment repair services and oilfield parts and supplies to the energy services industry and to meet the needs of our Stimulation and Well Intervention Services and Wireline Services segments.

See Note 6 – Segment Information to the accompanying consolidated financial statements for further discussion regarding our reportable segments.

General Trends and Outlook

We face many challenges and risks in the industry in which we operate. Although many factors contributing to these risks are beyond our ability to control, we continuously monitor these risks and have taken steps to mitigate them to the extent practicable. In addition, while we believe that we are well positioned to capitalize on available growth opportunities, we may not be able to achieve our business objectives and, consequently, our results of operations may be adversely affected. Please read this section in conjunction with the factors described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A “Risk Factors” for additional information about the known material risks that we face.

Trends that we believe are affecting, and will continue to affect, our industry include:

Demand for Our Services. Our business depends on the capital spending programs of our customers. Our Stimulation and Well Intervention Services and Wireline Services segments are significantly driven by the exploration, development and production expenditures made by our customers, which also impacts sales by our Equipment Manufacturing segment to third-party customers in the energy services industry. These customers have historically tended to delay capital equipment projects, including maintenance and upgrades, during industry downturns, like the current one which has been characterized by excess equipment capacity across the U.S. hydraulic fracturing market. The oil and gas industry has traditionally been volatile, is highly sensitive to supply and demand cycles and is influenced by a combination of long-term and cyclical trends, including the current and expected future prices for oil and gas and the perceived stability and sustainability of those prices, as well as production depletion rates and the resultant levels of cash flows generated and allocated by exploration and production companies to their drilling and workover budgets. The volatility of the oil and gas industry, and the consequent impact on exploration and production activity, has adversely impacted, and could continue to adversely impact, the level of drilling and workover activity by our customers. This volatility affects the demand for our services and our ability to negotiate pricing at levels generating desirable margins, especially in our hydraulic fracturing business.

Due to the significant disparity between oil and natural gas prices on a Btu basis, much of the current horizontal drilling and completion related activity is concentrated in oily- and liquids-rich formations. Activity levels in natural gas-based areas in which we have a presence remain depressed due to the recent low prices of natural gas. Based on industry data, we believe this trend will continue over the near term. Our hydraulic fracturing operations encountered significant market pressure during the first quarter of 2013 as a result of the overcapacity of completion equipment in our oily- and liquids-rich based operating areas, coupled with a decline in rig count over the quarter. The hydraulic fracturing market remains highly competitive with activity levels in natural gas-based areas expected to remain depressed and spot market pricing not expected to increase during the second quarter.

In response to this difficult environment, we are focused on targeting customers who recognize the value we provide through efficiency gains that result in significant cost savings to them. From a long term perspective, the industry’s shift towards more advanced completion methods and greater rig efficiency levels are well aligned with our core strengths.

Competition. The markets in which we provide our Stimulation and Well Intervention Services and Wireline Services are highly competitive. Our competition includes many large and small oilfield service companies, including the largest integrated oilfield services companies. The sustained price disparity between oil and natural gas has led to the migration of equipment from gas-related areas, and resulted in challenging market conditions. We experienced lower utilization levels and significant pressure on pricing across our hydraulic fracturing business in the latter part of 2012, which continued through the first quarter of 2013. The impact to our hydraulic fracturing operations was greatest over the latter part of the quarter, as our exposure to a weakened spot market increased due to lower utilization by contracted customers, who generally managed to the minimum contractual hours. We expect the hydraulic fracturing market to remain highly competitive with spot market pricing not expected to increase during the second quarter.

Hydraulic Fracturing Legislation and Regulation. Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The federal Energy Policy Act of 2005 amended the Underground Injection Control (“UIC”) provisions of the federal Safe Drinking Water Act (“SDWA”) to exclude hydraulic fracturing from the definition of “underground injection” and thereby exclude the process from direct federal regulation under the SDWA. The hydraulic fracturing process is currently typically regulated by state oil and natural gas commissions. However, the Environmental Protection Agency (“EPA”) has asserted federal regulatory authority over certain hydraulic fracturing activities involving the use of diesel, and has also adopted regulations requiring operators to capture rather than vent most gases that are brought to the surface during well completion activities, beginning in 2015. In addition, legislation has been introduced before Congress to provide for direct federal regulation of hydraulic fracturing and to require public disclosure of chemicals used in the hydraulic fracturing process. Also, many state governments have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure, well construction, and operational requirements on hydraulic fracturing operations or otherwise seek to temporarily or permanently ban fracturing activities altogether. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general or hydraulic fracturing in particular.

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on water resources. The EPA’s study includes 18 separate research projects addressing topics such as water acquisition, chemical mixing, well injection, flowback and produced water, and waste water treatment and disposal. The EPA has indicated that it expects to issue its study report in late 2014. In the interim, however, the EPA has utilized existing statutory authority under the SDWA, the Clean Water Act, Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Clean Air Act (“CAA”) to investigate and pursue actions against some oil and natural gas producers where EPA believes their activities may have impacted air quality or groundwater. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014. On April 13, 2012, President Obama issued an executive order creating a task force to coordinate federal oversight over domestic natural gas production and hydraulic fracturing. Other governmental agencies, including the U.S. Department of Energy, have evaluated or are evaluating various aspects of hydraulic fracturing. These reviews and studies, depending on their results, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory programs. Finally, the U.S. Department of Interior is developing proposed rules that would require oil and natural gas producers to publicly disclose their hydraulic fracturing chemicals in connection with drilling wells on federal and Indian lands and would also strengthen standards for well-bore integrity and the management of fluids that return to the surface during and after fracturing operations on federal and Indian lands.

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

Results of Operations

Our results of operations are driven primarily by four interrelated variables: (1) the drilling and stimulation activities of our customers, which directly affects the demand for our services; (2) the prices we are able to charge for our services; (3) the cost of products, materials and labor, and our ability to pass those costs on to our customers; and (4) our service performance. We seek to pass the cost of raw materials, such as proppants and chemicals, on to our customers, and historically, our profitability has not been materially impacted by changes in the costs of these materials. To a large extent, the operating and pricing environments for our services will dictate our level of profitability. To mitigate the volatility in utilization and pricing for the services we offer, we have sought, and will continue to seek, term contracts and other committed contractual arrangements, particularly with respect to our hydraulic fracturing operations.

We encountered challenging conditions across the U.S. hydraulic fracturing market during the first three months of 2013, and particularly in the latter half of the quarter. Our revenues and results of operations were lower due to lower utilization of our hydraulic fracturing services with respect to both contracted and spot market work and significant pricing pressure, which resulted primarily from the current excess hydraulic fracturing capacity in the market. When compared to the first quarter of 2012, our revenues and results of operations were positively impacted by the addition of our wireline business in June 2012.

Results for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

The following table summarizes the change in our results of operations for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012	$ Change
Revenue	$276,051	$239,052	$36,999
Costs and expenses:
Direct Costs	181,841	137,992	43,849
Selling, general and administrative expenses	37,146	16,856	20,290
Depreciation and amortization	16,556	7,845	8,711
Loss on disposal of assets	90	397	(307)

Operating income	40,418	75,962	(35,544)
Other income (expense):
Interest expense, net	(1,660)	(380)	(1,280)
Other income (expense), net	66	(72)	138

Total other expenses, net	(1,594)	(452)	(1,142)

Income before income taxes	38,824	75,510	(36,686)
Provision for income taxes	13,680	26,131	(12,451)

Net income	$25,144	$49,379	$(24,235)

Revenue

Revenue increased $37.0 million, or 15%, to $276.1 million for the three months ended March 31, 2013, as compared to $239.1 million for the same period in 2012. This increase was primarily related to $62.1 million in Wireline Services revenue as a result of the acquisition of Casedhole Solutions in June 2012, as well as the investments we made in additional hydraulic fracturing and coiled tubing equipment. However, our revenue for the first quarter of 2013 was negatively impacted by a decrease of $13.9 million in the Stimulations and Well Intervention Services segment due to lower hydraulic fracturing utilization with respect to both contracted and spot market work and spot market pricing, as well as a decrease of $11.3 million in the Equipment Manufacturing segment due to lower demand as a result of the current excess equipment capacity in the industry.

Direct Costs

Direct costs increased $43.8 million, or 32%, to $181.8 million for the three months ended March 31, 2013, compared to $138.0 million for the same period in 2012 primarily due to the quarter-over-quarter increase in revenue. As a percentage of revenue, direct costs increased from 57.7% for the three months ended March 31, 2012 to 65.9% for the three months ended March 31, 2013. Direct costs as a percentage of revenue increased due to a decline in utilization and pricing in our hydraulic fracturing service line as a result of the current excess equipment capacity coupled with a slight U.S. onshore rig count decline.

Selling, General and Administrative Expenses (“SG&A”)

SG&A increased $20.3 million, or 120%, to $37.1 million for the three months ended March 31, 2013, as compared to $16.9 million for the same period in 2012. The increase primarily related to $9.9 million in increased costs related to Casedhole Solutions, which we acquired in June 2012, $4.8 million in higher payroll and personnel costs associated with the continued hiring of personnel to support our recent growth, $1.9 million in higher long-term and short-term incentive costs and $0.8 million in higher professional fees.

Depreciation and Amortization

Depreciation and amortization expenses increased $8.7 million, or 111%, to $16.6 million for the three months ended March 31, 2013 as compared to $7.8 million for the same period in 2012. The increase was primarily related to $5.8 million from the Wireline Services segment due to the acquisition of Casedhole Solutions in June 2012 and $3.5 million from the Stimulation and Well Intervention Services segment due to the addition and deployment of new hydraulic fracturing and coiled tubing equipment, partially offset by a $0.6 million decrease from the Equipment Manufacturing segment due to the full amortization of certain intangible assets in April 2012.

Interest Expense

Interest expense increased by $1.3 million, or 337%, to $1.7 million for the three months ended March 31, 2013 as compared to $0.4 million for the same period in 2012. The increase was primarily attributable to higher average outstanding debt balances period over period. This debt was incurred to fund the June 2012 acquisition of Casedhole Solutions.

Income Taxes

We recorded a tax provision of $13.7 million for the three months ended March 31, 2013, at an effective rate of 35.2%, compared to a tax provision of $26.1 million for the three months ended March 31, 2012, at an effective rate of 34.6%. The increase in the effective tax rate is primarily due to lower pre-tax book income versus the same quarter a year ago. The lower pre-tax book income caused state income taxes and the permanent differences between book and taxable income to have a higher proportionate impact on the calculation of the effective tax rate.

Liquidity and Capital Resources

Since the beginning of 2011, our primary sources of liquidity have been cash flows from operations, borrowings under our credit facilities and the net proceeds that we received from our IPO, which closed on August 3, 2011. Our primary uses of capital during this period were for the expansion of our operations, including the purchase and maintenance of equipment and the acquisitions of Casedhole Solutions and Total. Our capital expenditures and our maintenance costs have increased substantially over the last few years to support our growth, and we expect this trend to continue on a long-term basis as we continue to focus on expanding geographically, both domestically and internationally, while actively evaluating complementary service lines in an effort to further diversify our product offerings. We believe that we are well-positioned to capitalize on available opportunities and finance future growth, although sustained significant pressure on pricing and decreased utilization for our hydraulic fracturing services is expected to lead to reduced domestic capital expenditures in the near term.

Our Credit Facility (as described in more detail under “Description of Our Indebtedness” and defined in Note 2 – Long-Term Debt and Capital Lease Obligations) provides for up to $400.0 million of revolving credit, which was increased from $200.0 million in June 2012. As of March 31, 2013, we had $150.0 million outstanding under the Credit Facility, and as of May 3, 2013, we had $145.0 million outstanding along with $0.7 million in letters of credit, leaving $254.3 million available for additional borrowings at that date. Our Credit Facility contains covenants that require us to maintain an interest coverage ratio, to maintain a leverage ratio and to satisfy certain other conditions, as well as certain limitations on our ability to make capital expenditures on a fiscal year basis. These covenants are subject to a number of exceptions and qualifications. As of March 31, 2013, we were in compliance with these covenants. For more information concerning the Credit Facility, please read “Description of Our Indebtedness” and “Note 2 – Long-Term Debt and Capital Lease Obligations – Credit Facility” in the accompanying consolidated financial statements.

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

Capital Requirements

The energy services business is capital-intensive, requiring significant investment to expand, upgrade and maintain equipment. Capital expenditures totaled $37.0 million in the first quarter of 2013, $33.9 million of which was for growth capital expenditures. Our remaining 2013 capital expenditures are expected to range from $50 to $60 million for our domestic business based on current equipment orders and current growth estimates. We expect that the majority our 2013 capital expenditures will be spent on new equipment for our Stimulation and Well Intervention Services and Wireline Services segments, as well as on maintenance capital.

To date, our capital requirements have consisted primarily of, and we anticipate will continue to be:

•

growth capital expenditures, which are capital expenditures made to acquire additional equipment and other assets, expand geographically or advance other strategic initiatives for the purpose of growing our business; and

•	maintenance capital expenditures, which are capital expenditures made to extend the useful life of partially or fully depreciated assets.

We continually monitor new advances in hydraulic fracturing equipment and down-hole technology, as well as new technologies and products that may complement and enhance our existing businesses, and we commit capital funds to upgrade and purchase additional equipment to meet our customers’ needs. We currently have on order four new coiled tubing units along with related ancillary equipment, which are expected to be delivered mid-2013, with a combined aggregate cost of approximately $15 million, of which approximately $12.3 million was funded as of May 3, 2013. We intend to fund the remaining costs for this equipment through a combination of cash on hand and operating cash flow.

We are actively evaluating opportunities to further enhance and grow our business, including through selective acquisitions and targeted expansion, domestically and internationally. We will continue to make capital investment decisions that we believe will support our long-term growth strategy. The successful execution of our growth strategy depends on our ability to raise capital as needed. If we are unable to generate sufficient cash flows or to obtain additional capital on favorable terms or at all, we may be unable to sustain or increase our current level of growth in the future. However, we believe we are well positioned to finance our future growth. On June 5, 2012, we increased the borrowing base under our Credit Facility to $400.0 million from $200.0 million and as of May 3, 2013, $254.3 million was available for borrowing. We believe our cash on hand, operating cash flow in excess of our working capital requirements and, if needed, borrowings under our Credit Facility will be sufficient to fund our 2013 capital expenditures and sustain our spending levels over the next 12 months. We plan to continue to monitor the economic environment and demand for our services and adjust our business strategy as necessary.

Financial Condition and Cash Flows

The net cash provided by or used in our operating, investing and financing activities is summarized below (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash provided by (used in):
Operating activities	$62,320	$69,486
Investing activities	(36,677)	(38,642)
Financing activities	(17,978)	576

Change in cash and cash equivalents	$7,665	$31,420

Cash Provided by Operating Activities

Net cash provided by operating activities decreased $7.2 million for the three months ended March 31, 2013 as compared to the same period in 2012. This decrease was primarily due to lower net income, offset by an increase in depreciation and amortization and working capital fluctuations.

Cash Used in Investing Activities

Net cash used in investing activities decreased $2.0 million for the three months ended March 31, 2013 as compared to the same period in 2012. This decrease was due primarily to the decrease in capital equipment expenditures.

Cash Provided by Financing Activities

Net cash used in financing activities was $18.0 million for the three months ended March 31, 2013 as compared to net cash provided by financing activities of $0.1 million for the same period in 2012. The increase in cash used in financing activities was primarily due to the repayment of outstanding debt in the first quarter of 2013.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of March 31, 2013.

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

The Amendment increased our borrowing capacity under the Credit Facility to $400.0 million. To effectuate this increase, new financial institutions were added to the Credit Facility as lenders and certain existing lenders severally agreed to increase their respective commitments. Pursuant to the Amendment, the aggregate amount by which we may periodically increase commitments through incremental facilities was increased from $75.0 million to $100.0 million, the sublimit for letters of credit was left unchanged at $200.0 million and the sublimit for swing line loans was increased from $15.0 million to $25.0 million. On June 7, 2012, we drew $220.0 million from the Credit Facility to fund a portion of the purchase price of the Casedhole Solutions acquisition. As of March 31, 2013, we had $150.0 million outstanding under the Credit Facility, and as of May 3, 2013, we had $145.0 million outstanding along with $0.7 million in letters of credit, leaving $254.3 million available for borrowing.

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

The Credit Facility requires us to maintain, measured on a consolidated basis, (1) an Interest Coverage Ratio of not less than 3.00 to 1.00 and (2) a Consolidated Leverage Ratio of not greater than 3.25 to 1.00. As of March 31, 2013, we were in compliance with all debt covenants.

Capitalized terms used in “Description of Our Indebtedness” but not defined herein are defined in the Credit Facility.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

No changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims incidental to or arising in the ordinary course of our business. Our management does not expect the outcome in any of these known legal proceedings, individually or collectively, to have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, including under the section titled “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the information set forth in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, for a detailed discussion of known material factors which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes stock repurchase activity for the three months ended March 31, 2013 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under Such Program
January 1—January 31	—	—	—	—
February 1—February 28	2,415	23.69	—	—
March 1—March 31	—	—	—	—

(a)	Represents shares that were withheld by us to satisfy tax withholding obligations of an employee that arose upon the vesting of restricted stock. The value of such shares is based on the NYSE closing price on the vesting date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

3.1	Amended and Restated Certificate of Incorporation of C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Registration Statement on Form S-1, dated March 30, 2011 (Registration No. 333-173177)).

3.2	Second Amended and Restated Bylaws of C&J Energy Services, Inc., effective February 27, 2012 (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on February 29, 2012 (File No. 001-35255)).

*10.1	Executive Employment Agreement dated April 4, 2013 and effective as of April 1, 2013 by and between C&J Energy Services, Inc. and James H. Prestidge, Jr.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*** 101.INS	XBRL Instance Document

*** 101.SCH	XBRL Taxonomy Extension Schema Document

*** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.
***	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&J ENERGY SERVICES, INC.

Date: May 8, 2013	By:	/s/ Randall C. McMullen, Jr.
Randall C. McMullen, Jr. President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Registration Statement on Form S-1, dated March 30, 2011 (Registration No. 333-173177)).

3.2	Second Amended and Restated Bylaws of C&J Energy Services, Inc., effective February 27, 2012 (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on February 29, 2012 (File No. 001-35255)).

*10.1	Executive Employment Agreement dated April 4, 2013 and effective as of April 1, 2013 by and between C&J Energy Services, Inc. and James H. Prestidge, Jr.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*** 101.INS	XBRL Instance Document

*** 101.SCH	XBRL Taxonomy Extension Schema Document

*** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.
***	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filing.