Form 10-K/A
period 2012-12-31
C&J Energy Services, Inc.
filed 2013-05-17
CIK 1509273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 27, 2013 (the “Original Filing”), to:

•

amend each of Item 9A, Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm to properly disclose the exclusion of the internal controls over financial reporting of a business acquired in 2012 from management’s assessment, and the auditor’s attestation, of internal controls over financial reporting as of December 31, 2012. Such exclusion is in accordance with Securities and Exchange Commission guidance that the assessment of a recently acquired business may be omitted in management’s report on internal controls over financial reporting, provided the acquisition took place during the fiscal year being assessed.

As a result of these amendments, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A.

Except for the amendments described above, this Form 10-K/A does not modify or update any other disclosures in, or exhibits to, the Original Filing.

-i-

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

Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2012 excluded the internal control over financial reporting of Casedhole Holdings, Inc. (“Casedhole”), which was acquired on June 7, 2012. Casedhole represented approximately 12% of consolidated revenues and 14% of consolidated total assets (net of amounts representing goodwill and intangible assets included within the scope of the assessment) as of December 31, 2012. Such exclusion is in accordance with Securities and Exchange Commission guidance that the assessment of a recently acquired business may be omitted in management’s report on internal controls over financial reporting, provided the acquisition took place during the fiscal year being assessed.

The Company’s internal control over financial reporting as of December 31, 2012 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Joshua E. Comstock Joshua E. Comstock Chairman and Chief Executive Officer (Principal Executive Officer)	/s/ Randall C. McMullen, Jr. Randall C. McMullen, Jr. President, Chief Financial Officer and Treasurer (Principal Financial Officer)	/s/ Mark C. Cashiola Mark C. Cashiola Vice President and Controller (Principal Accounting Officer)

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

C&J Energy Services, Inc. acquired Casedhole Holdings, Inc. on June 7, 2012, and management excluded from its assessment of the effectiveness of C&J Energy Services, Inc.’s internal control over financial reporting as of December 31, 2012, Casedhole Holdings, Inc.’s internal control over financial reporting. Casedhole represented approximately 12% of consolidated revenues and 14% of consolidated total assets (net of amounts representing goodwill and intangible assets included within the scope of the assessment) as of December 31, 2012. Our audit of internal control over financial reporting of C&J Energy Services, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of Casedhole Holdings, Inc.

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

/s/ UHY LLP

Houston, Texas

February 27, 2013

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, the Company has evaluated, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this Form 10-K/A. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report Regarding Internal Control. Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. As of December 31, 2012, management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of its internal control over financial reporting. Based on their assessment, management determined that the Company maintained effective internal control over financial reporting at December 31, 2012. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management’s report on internal control over financial reporting is included on page 1 of this Form 10-K/A.

For the year ended December 31, 2012, management’s assessment of our internal control over financial reporting excluded the internal control over financial reporting of Casedhole Holdings, Inc. (“Casedhole”), which we acquired on June 7, 2012. We are permitted to exclude subsidiaries that we acquired during 2012 from management’s 2012 internal control assessment. Casedhole represented approximately 12% of consolidated revenues and 14% of consolidated total assets (net of amounts representing goodwill and intangible assets included within the scope of the assessment) as of December 31, 2012.

UHY LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting at December 31, 2012. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting at December 31, 2012, is included on page 2 of this Form 10-K/A.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are included as exhibits to this Form 10-K/A:

Exhibit No.	Description of Exhibit.

*23.1	Consent of UHY LLP

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 17th day of May, 2013.

C&J Energy Services, Inc.

By:	/s/ Randall C. McMullen, Jr.
Randall C. McMullen, Jr. President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures and Capacities		Date

By:	/s/ Joshua E. Comstock	May 17, 2013
Joshua E. Comstock, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Randall C. McMullen, Jr.	May 17, 2013
Randall C. McMullen, Jr., President, Chief Financial Officer
and Treasurer (Principal Financial Officer)

By:	/s/ Mark C. Cashiola	May 17, 2013
Mark C. Cashiola, Vice President and Controller
(Principal Accounting Officer)

By:	/s/ James P. Benson	May 17, 2013
James P. Benson, Director

By:	/s/ Darren M. Friedman	May 17, 2013
Darren M. Friedman, Director

By:	/s/ Michael Roemer	May 17, 2013
Michael Roemer, Director

By:	/s/ C. James Stewart III	May 17, 2013
C. James Stewart III, Director

By:	/s/ H. H. “Tripp” Wommack, III	May 17, 2013
H. H. “Tripp” Wommack, III, Director

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-K.

Exhibit No.	Description of Exhibit.

*23.1	Consent of UHY LLP

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith