Form 10-Q
period 2013-09-30
C&J Energy Services, Inc.
filed 2013-11-05
CIK 1509273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at November 1, 2013, was 54,566,062.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,657	$14,442
Accounts receivable, net of allowance of $1,518 at September 30, 2013 and $1,106 at December 31, 2012	124,821	167,481
Inventories, net	58,463	60,659
Prepaid and other current assets	12,136	3,984
Deferred tax assets	2,116	3,613

Total current assets	226,193	250,179
Property, plant and equipment, net of accumulated depreciation of $130,462 at September 30, 2013 and $84,848 at December 31, 2012	493,951	433,727
Other assets:
Goodwill	200,876	196,512
Intangible assets, net	122,680	123,487
Deposits on equipment under construction	945	1,033
Deferred financing costs, net of accumulated amortization of $2,204 at September 30, 2013 and $1,334 at December 31, 2012	2,978	3,848
Other noncurrent assets	4,224	3,971

Total assets	$1,051,847	$1,012,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,717	$69,617
Payroll and related costs	19,717	10,896
Accrued expenses	14,861	17,286
Income taxes payable	2,666	4,029
Customer advances and deposits	186	1,092
Other current liabilities	4,772	2,122

Total current liabilities	105,919	105,042
Deferred tax liabilities	134,096	132,551
Long-term debt and capital lease obligations	127,118	173,705
Other long-term liabilities	1,630	1,568

Total liabilities	368,763	412,866
Commitments and contingencies
Stockholders’ equity
Common stock, par value of $0.01, 100,000,000 shares authorized, 54,574,870 issued and outstanding at September 30, 2013 and 53,131,823 issued and outstanding at December 31, 2012	546	531
Additional paid-in capital	248,410	224,348
Retained earnings	434,128	375,012

Total stockholders’ equity	683,084	599,891

Total liabilities and stockholders’ equity	$1,051,847	$1,012,757

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$261,931	$307,797	$804,938	$825,237
Costs and expenses:
Direct costs	183,228	192,252	550,767	501,148
Selling, general and administrative expenses	35,837	26,497	101,228	58,998
Depreciation and amortization	19,213	14,111	53,695	31,517
Loss on disposal of assets	194	14	516	623

Operating income	23,459	74,923	98,732	232,951
Other income (expense):
Interest expense, net	(1,585)	(1,920)	(4,918)	(3,191)
Other, net	47	(48)	167	(120)

Total other income (expense)	(1,538)	(1,968)	(4,751)	(3,311)

Income before income taxes	21,921	72,955	93,981	229,640
Income tax expense	8,796	23,689	34,865	77,720

Net income	$13,125	$49,266	$59,116	$151,920

Net income per common share:
Basic	$0.25	$0.95	$1.12	$2.92

Diluted	$0.24	$0.91	$1.07	$2.82

Weighted average common shares outstanding:
Basic	53,355	52,026	52,898	51,963

Diluted	55,486	54,166	55,199	53,905

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional
	Number of	Amount, at	Paid-in	Retained
	Shares	$0.01 par value	Capital	Earnings	Total
Balance, December 31, 2011	51,887	$519	$201,874	$192,662	$395,055
Issuance of restricted stock	780	7	(7)	—	—
Exercise of stock options	465	5	2,568	—	2,573
Tax effect of stock-based compensation	—	—	1,901	—	1,901
Stock-based compensation	—	—	18,012	—	18,012
Net income	—	—	—	182,350	182,350

Balance, December 31, 2012	53,132	531	224,348	375,012	599,891
Issuance of restricted stock, net of forfeitures	681	7	(7)	—	—
Employee tax withholding on restricted stock vesting	(73)	—	(1,345)	—	(1,345)
Exercise of stock options	835	8	4,834	—	4,842
Tax effect of stock-based compensation	—	—	3,298	—	3,298
Stock-based compensation	—	—	17,282	—	17,282
Net income	—	—	—	59,116	59,116

Balance, September 30, 2013*	54,575	$546	$248,410	$434,128	$683,084

*	Unaudited

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$59,116	$151,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,695	31,517
Deferred income taxes	1,019	6,556
Provision for doubtful accounts, net of write-offs	484	450
Loss on disposal of assets	516	623
Stock-based compensation expense	17,282	12,401
Excess tax benefit from stock-based award activity	(3,316)	(1,075)
Amortization of deferred financing costs	870	633
Inventory write-down	870	—
Changes in operating assets and liabilities:
Accounts receivable	42,418	(32,274)
Inventories	1,326	(24,190)
Prepaid expenses and other current assets	(8,152)	(1,576)
Accounts payable	(5,900)	20,545
Accrued liabilities	5,148	3,514
Accrued taxes	1,935	9,761
Other	1,551	(1,454)

Net cash provided by operating activities	168,862	177,351

Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(108,004)	(135,887)
Proceeds from disposal of property, plant and equipment	1,015	434
Payments made for business acquisitions, net of cash acquired	(7,934)	(273,401)

Net cash used in investing activities	(114,923)	(408,854)

Cash flows from financing activities:
Proceeds (payments) on revolving debt, net	(45,000)	200,000
Repayments of capital lease obligations	(1,537)	(617)
Financing costs	—	(2,243)
Proceeds from stock options exercised	4,842	610
Employee tax withholding on restricted stock vesting	(1,345)	—
Excess tax benefit from stock-based award activity	3,316	1,075

Net cash (used in) provided by financing activities	(39,724)	198,825

Net increase (decrease) in cash and cash equivalents	14,215	(32,678)
Cash and cash equivalents, beginning of period	14,442	46,780

Cash and cash equivalents, end of period	$28,657	$14,102

Supplemental cash flow disclosures:
Cash paid for interest	$4,117	$2,291

Cash paid for taxes	$31,912	$60,906

Non-cash consideration for business acquisition	$900	$—

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Organization, Nature of Business and Summary of Significant Accounting Policies

C&J Energy Services, Inc., a Delaware corporation, was founded in Texas in 1997. Through its subsidiaries, the Company operates in three reportable segments: Stimulation and Well Intervention Services, Wireline Services and Equipment Manufacturing. The Company provides hydraulic fracturing, coiled tubing and other well stimulation services through its Stimulation and Well Intervention Services segment and cased-hole wireline and other complementary services through its Wireline Services segment to oil and natural gas exploration and production companies throughout the United States. In addition, the Company manufactures, refurbishes and repairs equipment and provides oilfield parts and supplies for third-party customers in the energy services industry through its Equipment Manufacturing segment, and also fulfills the Company’s internal equipment demands through this segment. See “Note 6 – Segment Information” for further discussion regarding the Company’s reportable segments. As used herein, references to the “Company” or “C&J” are to C&J Energy Services, Inc. together with its consolidated subsidiaries.

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

These consolidated financial statements include the accounts of the Company. All significant inter-company transactions and accounts have been eliminated upon consolidation.

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

Inventories

Inventories for the Stimulation and Well Intervention Services segment and the Wireline Services segment consist of finished goods and raw materials, including equipment components, chemicals, proppants, and supplies and materials for the segments’ operations. Inventories for the Equipment Manufacturing segment consist of raw materials and work-in-process, including equipment components and supplies and materials. See “Note 6 – Segment Information” for further discussion regarding the Company’s reportable segments.

Inventories are stated at the lower of cost or market (net realizable value) on a first-in, first-out basis and appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Raw materials	$31,524	$29,232
Work-in-process	2,375	1,523
Finished goods	25,215	30,483

Total inventory	59,114	61,238
Inventory reserve	(651)	(579)

Inventory, net of reserve	$58,463	$60,659

Revenue Recognition

All revenue is recognized when persuasive evidence of an arrangement exists, the service is complete or the equipment has been delivered to the customer, the amount is fixed or determinable and collectability is reasonably assured, as follows:

Hydraulic Fracturing Revenue. The Company provides hydraulic fracturing services pursuant to contractual arrangements, such as term contracts and pricing agreements, or on a spot market basis. Revenue is recognized and customers are invoiced upon the completion of each job, which can consist of one or more fracturing stages. Once a job has been completed to the customer’s satisfaction, a field ticket is written that includes charges for the service performed and the chemicals and proppants consumed during the course of the service. The field ticket may also include charges for the mobilization of the equipment to the location, additional equipment used on the job, if any, and other miscellaneous consumables.

Under the Company’s term contracts, customers are typically obligated to pay on a monthly basis for a specified number of hours of service, whether or not those services are actually used. To the extent customers use more than the specified contracted minimums, the Company will be paid a pre-agreed amount for the provision of such additional services.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company also performs hydraulic fracturing services pursuant to pricing agreements. Under such agreements, customers typically commit to targeted utilization levels at agreed-upon pricing, but without termination penalties or obligations to pay for services not used by the customer. In addition, the agreed-upon pricing is typically subject to periodic review, as specifically defined in the agreement, and may be adjusted to then-current market rates upon the agreement of both parties.

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

Coiled Tubing Revenue. The Company enters into arrangements to provide coiled tubing and other well stimulation services. Jobs for these services are typically short term in nature, lasting anywhere from a few hours to multiple days. Revenue is recognized upon completion of each day’s work based upon a completed field ticket. The field ticket includes charges for the mobilization of the equipment to the location, the service performed, the personnel on the job, additional equipment used on the job, if any, and miscellaneous consumables used throughout the course of the service. The Company typically charges the customer for these services on an hourly basis at agreed-upon spot market rates.

Revenue from Materials Consumed While Performing Services. The Company generates revenue from chemicals and proppants that are consumed while performing hydraulic fracturing services. For services performed on a spot market basis, the necessary chemicals and proppants are typically provided by the Company and the customer is billed for those materials at cost plus an agreed-upon markup. For services performed on a contractual basis, when the chemicals and proppants are provided by the Company, the customer is billed for those materials at a negotiated contractual rate. When chemicals and proppants are supplied by the customer, the Company typically charges handling fees based on the amount of chemicals and proppants used.

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

Equipment Manufacturing Revenue. The Company enters into arrangements to construct new equipment, refurbish and repair equipment and provide oilfield parts and supplies to third-party customers in the energy services industry. Revenue is recognized and the customer is invoiced upon the completion and delivery of each order to the customer.

Stock-Based Compensation

The Company’s stock-based compensation plans provide the ability to grant equity awards to officers, employees, consultants and non-employee directors. As of September 30, 2013, only nonqualified stock options and restricted stock had been granted under such plans. The Company values option grants based on the grant date fair value by using the Black-Scholes option-pricing model and values restricted stock grants based on the closing price of C&J’s common stock on the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. Further information regarding the Company’s stock-based compensation arrangements and the related accounting treatment can be found in “Note 4 – Stock-Based Compensation”.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the applicable periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Numerator:
Net income attributed to common shareholders	$13,125	$49,266	$59,116	$151,920

Denominator:
Weighted average common shares outstanding	53,355	52,026	52,898	51,963
Effect of potentially dilutive common shares:
Stock options	1,981	2,073	2,090	1,920
Restricted stock	150	67	211	22

Weighted average common shares outstanding and assumed conversions	55,486	54,166	55,199	53,905

Earnings per common share:
Basic	$0.25	$0.95	$1.12	$2.92

Diluted	$0.24	$0.91	$1.07	$2.82

A summary of securities excluded from the computation of basic and diluted earnings per share is presented below for the applicable periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Basic earnings per share:
Restricted stock	1,168	769	1,213	291
Diluted earnings per share:
Anti-dilutive stock options	1,089	1,217	1,114	1,205
Anti-dilutive restricted stock	—	19	219	39

Potentially dilutive securities excluded as anti-dilutive	1,089	1,236	1,333	1,244

Reclassifications

Certain reclassifications have been made to prior period consolidated financial statements to conform to the current period presentations. These reclassifications had no effect on the consolidated financial position, results of operations or cash flows of the Company.

Note 2—Long-Term Debt and Capital Lease Obligations

Credit Facility

On April 19, 2011, the Company entered into a five-year $200.0 million senior secured revolving credit agreement, which was amended on June 5, 2012 and the borrowing base increased to $400.0 million (the “Credit Facility”). Loans under the Credit Facility are denominated in U.S. dollars and will

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

mature on April 19, 2016. Outstanding loans bear interest at either LIBOR or a base rate, at the Company’s election, plus an applicable margin that ranges from 1.25% to 2.00% for base rate loans and from 2.25% to 3.00% for LIBOR loans, based upon the Company’s Consolidated Leverage Ratio, which is the ratio of funded indebtedness to EBITDA for the Company on a consolidated basis. The Company is also required to pay a quarterly commitment fee of 0.5% on the unused portion of the Credit Facility. As of September 30, 2013, $125.0 million was outstanding under the Credit Facility, along with $0.7 million in letters of credit, leaving $274.3 million available for borrowing. All obligations under the Credit Facility are guaranteed by the Company’s wholly-owned domestic subsidiaries, other than immaterial subsidiaries.

The Credit Facility contains customary affirmative and restrictive covenants including financial reporting, governance and notification requirements. Among other restrictions, the Company is unable to issue dividends under the terms of the Credit Facility. The Company was in compliance with all debt covenants under the Credit Facility as of September 30, 2013.

Capitalized terms used in this “Note 2 – Long-Term Debt and Capital Lease Obligations” but not defined herein are defined in the Credit Facility.

Capital Lease Obligations

The Company leases certain service equipment, with the intent to purchase, under non-cancelable capital leases. The terms of these contracts range from three to four years with varying payment dates throughout each month.

Note 3—Intangible Assets

Intangible assets consist of the following (in thousands):

	Amortization Period	September 30, 2013	December 31, 2012
Trade name	10-15 years	$27,275	$27,275
Customer relationships	8-15 years	100,193	100,193
Non-compete	4 years	1,600	1,600
IPR&D	Indefinite	7,598	854
Trade name—Total	Indefinite	6,247	6,247

		142,913	136,169
Less: accumulated amortization		(20,233)	(12,682)

Intangible assets, net		$122,680	$123,487

Note 4—Stock-Based Compensation

The C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (the “2012 LTIP”) provides for the grant of stock-based awards to the Company’s officers, employees, consultants and non-employee directors. The following types of awards are available for issuance under the 2012 LTIP: incentive stock options and nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; phantom stock units; and share awards. To date, only nonqualified stock options and restricted stock have been awarded under the 2012 LTIP. A total of 4.3 million shares of common stock were authorized and approved for issuance under the 2012 LTIP, subject to certain adjustments. Of these shares, approximately 3.1 million shares were available for issuance under the 2012 LTIP as of September 30, 2013.

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

Stock Options

The fair value of each option award granted under the 2012 LTIP and the Prior Plans is estimated on the date of grant using the Black-Scholes option-pricing model. Due to the Company’s lack of historical volume of option activity, the expected term of options granted is derived using the “plain vanilla” method. In addition, expected volatilities have been based on comparable public company data, with consideration given to the Company’s limited historical data. The Company makes estimates with respect to employee termination and forfeiture rates of the options within the valuation model. The risk-free rate is based on the approximate U.S. Treasury yield rate in effect at the time of grant. For options granted prior to the Company’s initial public offering, which closed on August 3, 2011, the calculation of the Company’s stock price involved the use of different valuation techniques, including a combination of an income and/or market approach. Determination of the fair value was a matter of judgment and often involved the use of significant estimates and assumptions. The following table presents the assumptions used in determining the fair value of option awards totaling approximately 0.1 million grants during the nine months ended September 30, 2012. No stock options were granted by the Company during the nine months ended September 30, 2013.

Nine Months Ended September 30, 2012
Expected volatility	65% to 75%
Expected dividends	None
Exercise price	$16.88-$18.89
Expected term (in years)	6
Risk-free rate	0.9%-1.4%

As of September 30, 2013, the Company had approximately 5.4 million options outstanding to employees, consultants and non-employee directors. Options granted under the 2012 LTIP and the Prior Plans expire ten years from the date they are granted and generally vest over a three-year period.

Restricted Stock

Restricted stock is valued based on the closing price of the Company’s common stock on the date of grant. During the nine months ended September 30, 2013, approximately 0.7 million shares of restricted stock were granted to employees, consultants and non-employee directors under the 2012 LTIP at fair market values ranging from $19.25 to $23.69 per share. During the nine months ended September, 30, 2012, approximately 0.8 million shares of restricted stock were granted to employees, consultants and non-employee directors under the 2012 LTIP at fair market values ranging from $18.72 to $20.89 per share.

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

Note 5—Commitments and Contingencies

Hydraulic Fracturing Contracts

As of September 30, 2013, the Company was providing hydraulic fracturing services under one take-or-pay term contract, which is scheduled to expire in early 2014. Under this contract, the customer is obligated to pay on a monthly basis for a specified number of hours of service, whether or not those services are actually used. To the extent the customer uses more than the specified contract minimums, the Company will be paid for the provision of such additional services based on rates stipulated in the contract. The revenue related to this contract is recognized on the earlier of the passage of time under terms set forth in the contract or as the services are performed.

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

	Stimulation & Well Intervention Services	Wireline Services	Equipment Manufacturing	Corporate and Other	Total
	(in thousands)
Three months ended September 30, 2013
Revenue from external customers	$183,882	$74,909	$3,140	$—	$261,931
Inter-segment revenues	117	—	12,983	(13,100)	—
Adjusted EBITDA	34,476	22,787	2,298	(16,648)	42,913
Depreciation and amortization	12,249	6,741	414	(191)	19,213
Operating income (loss)	22,233	15,793	1,882	(16,449)	23,459
Capital expenditures	22,513	9,753	187	(3,910)	28,543
Nine months ended September 30, 2013
Revenue from external customers	$594,306	$204,699	$5,933	$—	$804,938
Inter-segment revenues	232	3	43,326	(43,561)	—
Adjusted EBITDA	137,124	60,148	5,370	(48,486)	154,156
Depreciation and amortization	34,080	18,982	1,222	(589)	53,695
Operating income (loss)	102,134	40,513	4,142	(48,057)	98,732
Capital expenditures	69,214	30,221	728	7,841	108,004
As of September 30, 2013
Total assets	$580,453	$393,910	$78,921	$(1,437)	$1,051,847
Goodwill	64,703	131,455	4,718	—	200,876
Three months ended September 30, 2012
Revenue from external customers	$235,029	$61,595	$11,173	$—	$307,797
Inter-segment revenues	41	—	19,428	(19,469)	—
Adjusted EBITDA	79,656	19,883	4,300	(14,707)	89,132
Depreciation and amortization	8,633	5,134	355	(11)	14,111
Operating income (loss)	71,026	14,732	3,945	(14,780)	74,923
Capital expenditures	43,938	12,886	5,065	(3,867)	58,022
Nine months ended September 30, 2012
Revenue from external customers	$713,596	$76,719	$34,922	$—	$825,237
Inter-segment revenues	54	—	52,413	(52,467)	—
Adjusted EBITDA	267,260	24,560	12,868	(38,864)	265,824
Depreciation and amortization	23,166	6,330	1,877	144	31,517
Operating income (loss)	243,530	18,213	10,990	(39,782)	232,951
Capital expenditures	126,178	14,907	6,469	(11,667)	135,887
As of September 30, 2012
Total assets	$589,762	$375,456	$76,021	$(20,441)	$1,020,798
Goodwill	60,339	131,455	4,718	—	196,512

Management evaluates segment performance and allocates resources based on total earnings before net interest expense, income taxes, depreciation and amortization, net gain or loss on disposal of assets, transaction costs, and non-routine items, including loss on early extinguishment of debt, legal settlement charges and inventory write-down (“Adjusted EBITDA”), because Adjusted EBITDA is considered an important measure of each segment’s performance. In addition, management believes that the disclosure of Adjusted EBITDA as a measure of each segment’s operating performance allows investors to make a direct comparison to competitors, without regard to differences in capital and

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

financing structure. Investors should be aware, however, that there are limitations inherent in using Adjusted EBITDA as a measure of overall profitability because it excludes significant expense items. An improving trend in Adjusted EBITDA may not be indicative of an improvement in the Company’s profitability. To compensate for the limitations in utilizing Adjusted EBITDA as an operating measure, management also uses U.S. GAAP measures of performance, including operating income and net income, to evaluate performance, but only with respect to the Company as a whole and not on a segment basis.

As required under Item 10(e) of Regulation S-K of the Securities Exchange Act of 1934, as amended, included below is a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to net income, which is the nearest comparable U.S. GAAP financial measure (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Adjusted EBITDA	$42,913	$89,132	$154,156	$265,824
Interest expense, net	(1,585)	(1,920)	(4,918)	(3,191)
Transaction costs	—	(132)	(176)	(853)
Provision for income taxes	(8,796)	(23,689)	(34,865)	(77,720)
Depreciation and amortization	(19,213)	(14,111)	(53,695)	(31,517)
Inventory write-down	—	—	(870)	—
Loss on disposal of assets	(194)	(14)	(516)	(623)

Net income	$13,125	$49,266	$59,116	$151,920

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “plan,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “potential,” “would,” “may,” “probable,” “likely,” and similar expressions that convey the uncertainty of future events or outcomes, and the negative thereof, are intended to identify forward-looking statements. Forward-looking statements, which are not generally historical in nature, include those that express a belief, expectation or intention regarding our future activities, plans and goals and our current expectations with respect to, among other things:

•	our future revenue, income and operating performance;

•	our ability to sustain and improve our utilization and margins;

•	our ability to enter into term contacts and/or pricing agreements at acceptable prices;

•	our operating cash flows and availability of capital;

•	our ability to execute our long-term growth strategy, including expansion into new geographic regions and business lines;

•	the timing and success of future acquisitions and other special projects;

•	our plan to continue to focus on international growth opportunities;

•	future capital expenditures; and

•	our ability to finance equipment, working capital and capital expenditures.

Forward-looking statements are not assurances of future performance and actual results could differ materially from our historical experience and our present expectations or projections. These forward-looking statements are based on management’s current expectations and beliefs, forecasts for our existing operations, experience, expectations and perception of historical trends, current conditions, anticipated future developments and their effect on us, and other factors believed to be appropriate. Although management believes the expectations and assumptions reflected in these forward-looking statements are reasonable as and when made, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all). Our forward-looking statements involve significant risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, risks associated with the following:

•	the cyclical nature and volatility of the oil and gas industry, including the level of exploration, production and development activity and any sustained decrease in domestic spending by the oil and natural gas exploration and production industry;

•	a decline in, or substantial volatility of, crude oil and natural gas commodity prices, which tends to impact drilling activity and therefore impacts demand for our services;

•	a decline in demand for our services, including due to overcapacity and other competitive factors affecting our industry;

•	increased pressures on pricing due to competition and economic conditions;

•	changes in customer requirements in markets or industries we serve;

•	the loss of or interruption in operations by one or more key suppliers;

•	unanticipated costs, delays, regulatory compliance requirements and other difficulties in executing our long-term growth strategy, including those related to expansion into new geographic regions and new business lines;

•	the effects of future acquisitions on our business, including our ability to successfully integrate our operations and the costs incurred in doing so;

•	risks associated with business growth outpacing the capabilities of our infrastructure;

•	adverse weather conditions in oil or gas producing regions;

•	the effect of environmental and other governmental regulations on our operations, including the risk that future changes in the regulation of hydraulic fracturing could reduce or eliminate demand for our hydraulic fracturing services;

•	the incurrence of significant costs and liabilities resulting from our failure to comply, or our compliance with, new or existing environmental regulations or an accidental release of hazardous substances into the environment;

•	the loss of, or inability to attract new, key management personnel;

•	the loss of, or interruption or delay in operations by, one or more significant customers;

•	the failure to pay amounts when due, or at all, by one or more significant customers;

•	a shortage of qualified workers;

•	operating hazards inherent in our industry, including the significant possibility of accidents resulting in personal injury or death, property damage or environmental damage;

•	accidental damage to or malfunction of equipment;

•	an increase in interest rates;

•	the potential inability to comply with the financial and other covenants in our debt agreements as a result of reduced revenue and financial performance or our inability to raise sufficient funds through assets sales or equity issuances should we need to raise funds through such methods; and

•	the potential failure to maintain effective internal control over financial reporting.

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

Overview

We are an independent provider of premium hydraulic fracturing, coiled tubing, wireline and other complementary services with a focus on complex, technically demanding well completions. These services are provided to oil and natural gas exploration and production companies throughout the United States. We also manufacture, repair and refurbish equipment and provide oilfield parts and supplies for third-party companies in the energy services industry, as well as to fulfill our internal needs. We operate in three reportable segments: Stimulation and Well Intervention Services, Wireline Services and Equipment Manufacturing. We provide hydraulic fracturing, coiled tubing and other well stimulation services through our Stimulation and Well Intervention Services segment. We provide cased-hole wireline and other complementary services through our Wireline Services segment, which we added in June 2012 with the acquisition Casedhole Solutions, Inc. Through our Equipment Manufacturing segment, which we added with the acquisition of Total E&S Inc. in April 2011, we manufacture, refurbish and repair equipment and provide oilfield parts and supplies for companies in the energy services industry. Through our Equipment Manufacturing segment, we also fulfill our internal equipment demands and have centralized company-wide inventory management. Our three segments are described in more detail under “Our Operating Segments”.

Recent Developments

Stock Repurchase Program

On October 30, 2013, we announced that our Board of Directors has authorized a common stock repurchase program, pursuant to which we may repurchase up to an aggregate $100 million of C&J’s common stock through December 31, 2015 (the “Repurchase Program”). Any repurchases will be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of any repurchases will be made at the Company’s discretion and will depend upon prevailing market prices, general economic and market conditions, the capital needs of the business and other considerations. The Repurchase Program does not obligate us to acquire any particular amount of stock and any repurchases may be commenced or suspended at any time without notice.

Our Operating Segments

Stimulation and Well Intervention Services

Our Stimulation and Well Intervention Services segment provides hydraulic fracturing, coiled tubing and other well stimulation services, with a focus on complex, technically demanding well completions.

Hydraulic Fracturing Services. Our hydraulic fracturing business currently consists of more than 300,000 total horsepower capacity. Based on current demand by new and existing customers, we have committed to manufacture additional hydraulic fracturing equipment that we expect to deploy during the first quarter of 2014.

Our hydraulic fracturing operations contributed $144.8 million, or 55%, to our consolidated revenue and completed 1,476 fracturing stages during the third quarter of 2013, compared to $160.5 million of revenue and 1,577 fracturing stages during the second quarter of 2013. Hydraulic fracturing revenue for the third quarter of 2012 was $196.0 million and 1,486 fracturing stages were completed. Revenue and stages performed declined when compared to the second quarter of 2013 due to a highly-active customer redirecting its budget with the reduction of its onshore activity and, as a result, no longer having a need for our services, as well as the postponement of several large jobs due to customer well delays. The declines in revenue and stages performed from the third quarter of 2012 were due to our increased spot market exposure, which resulted in lower utilization and pricing for our hydraulic fracturing services. Our exposure to the spot market increased significantly over the last year with the expiration of many of our term contracts.

We provide hydraulic fracturing services pursuant to term contracts and pricing agreements or on a spot market basis. Over the last several years, we entered into multi-year take-or-pay term contracts with certain customers, generally ranging from one year to three years. Under such term contacts, our customers are typically obligated to pay us on a monthly basis for a specified number of hours of service, whether or not those services are actually used. To the extent customers use more than the specified contract minimums, we will be paid a pre-agreed amount for the provision of such additional services. Additionally, term contracts restrict the ability of the customer to terminate the contract in advance of its expiration date. Currently, we are providing hydraulic fracturing services under one term contract, which is scheduled to expire in early 2014.

In May 2013, two of our term contracts transitioned to new pricing agreements at or prior to their expiration. Under such pricing agreements, our customers typically commit to targeted utilization levels at agreed-upon pricing, but without termination penalties or obligations to pay for services not used by the customer. In addition, the agreed-upon pricing is typically subject to periodic review, as specifically defined in the agreement, and may be adjusted to then-current market rates upon the agreement of both parties. In August 2013, one of these two pricing agreements ended when the customer decided to refocus its budget. For the three months ended September 30, 2013, we derived 34.1% of our consolidated revenue from hydraulic fracturing services performed under our term contracts and pricing agreements.

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

Coiled Tubing and Other Well Stimulation Services. Our coiled tubing business currently consists of 23 coiled tubing units. During the third quarter, we deployed three new extended-reach larger-diameter coiled tubing units in response to an industry trend towards such higher-specification equipment, and we also modified certain existing coiled tubing equipment to meet this demand. We have ordered one new extended-reach larger-diameter coiled tubing unit that we expect to be delivered in the fourth quarter of 2013.

Our coiled tubing operations contributed $34.2 million, or 13%, to our consolidated revenue, and we completed 979 coiled tubing jobs during the third quarter of 2013, compared to $32.5 million of revenue and 944 coiled tubing jobs for the second quarter of 2013 and $35.1 million and 935 coiled tubing jobs for the third quarter of 2012. Our coiled tubing results improved in the third quarter of 2013 compared to the second quarter of 2013, in large part due to the successful deployment of our new and modified extended-reach larger-diameter coiled tubing units. Although we performed more coiled tubing jobs in the third quarter of 2013 compared to the third quarter of 2012, revenue for the third quarter of 2013 was slightly lower due to the highly competitive pricing of the current market environment.

We also perform other well stimulation services, including pumpdown services for wireline and coiled tubing operations. These other services generated $4.9 million, or 2% of our consolidated revenue, during the third quarter of 2013, compared to $4.7 million for the second quarter of 2013 and $3.9 million for the third quarter of 2012.

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

Wireline Services Segment

Our Wireline Services segment provides cased-hole wireline and other complementary services, including logging, perforating, pipe recovery, pressure testing and pumpdown services, which are critical throughout a well’s lifecycle. Our Wireline Services segment currently consists of 66 wireline units and 31 pumpdown units, as well as pressure control and other ancillary equipment. We currently plan to deploy three new wireline units during the remainder of 2013.

Our Wireline Services segment contributed $74.9 million, or 29%, to our consolidated revenue during the three months ended September 30, 2013, compared to $67.7 million in the second quarter of 2013 and $61.6 million in the third quarter of 2012. Revenue from wireline operations increased compared to the second quarter of 2013 as a result of high activity levels as we grew our market share and focused on high utilization customers. Revenue from wireline operations increased compared to the third quarter of 2012 due to increased utilization rates across a larger asset base.

Services provided by this segment are generally provided at prevailing rates in the spot market on a job-by-job basis. The rates are determined by a competitive bid process and vary with the type of service to be performed, the equipment and personnel required for the job and market conditions in the region in which the service is performed.

Equipment Manufacturing Segment

Our Equipment Manufacturing segment constructs oilfield equipment, including hydraulic fracturing pumps, coiled tubing units, pressure pumping units and wireline units, for third party customers in the energy services industry, as well as for our Stimulation and Well Intervention Services and Wireline Services segments. This segment also provides equipment refurbishment and repair services and oilfield parts and supplies to the energy services industry and to our Stimulation and Well Intervention Services and Wireline Services segments.

Our Equipment Manufacturing segment contributed $3.1 million, or 1%, to our consolidated revenue during the three months ended September 30, 2013, compared to $1.6 million of revenue for the second quarter of 2013 and $11.2 million of revenue for the third quarter of 2012. Revenue increased compared to the second quarter of 2013 as a result of coiled tubing equipment orders. Our Equipment Manufacturing business has been negatively impacted by excess equipment capacity across the energy services industry and we do not expect third-party sales to significantly improve over the near term. However, this segment continues to benefit our company with cash flow savings from intercompany purchases, including new equipment purchases and refurbishments of existing equipment.

See “Note 6 – Segment Information” to the accompanying consolidated financial statements for further discussion regarding our reportable segments.

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

The markets in which we operate are highly competitive. Our competition includes many large and small energy service companies, including the largest integrated energy services companies. The sustained price disparity between oil and natural gas on a Btu basis led to the migration of equipment from basins that are predominantly gas-related, and much of the current horizontal drilling and completion related activity is concentrated in oily- and liquids-rich formations. Commodity prices will likely continue to hamper drilling activities in natural gas shale plays over the near term. Our hydraulic fracturing operations encountered significant market pressure in the latter part of 2012, and the highly competitive environment has continued throughout 2013.

Although, we do not expect the current environment to significantly improve without a significant increase in rig count, we are confident in our ability to successfully compete in and manage through the competitive operating environment. Entering the fourth quarter of 2013 we saw an increase in activity in our hydraulic fracturing operations and although we anticipate the typical fourth quarter seasonal slowdown, based on current demand we believe that we will be able to improve utilization as we progress into 2014. In spite of the anticipated increase in demand, pricing is expected to remain flat, given the continued level of competition in the market.

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

Results of Operations

Our results of operations are driven primarily by four interrelated variables: (1) the drilling and stimulation activities of our customers, which directly affects the demand for our services; (2) the prices we are able to charge for our services; (3) the cost of products, materials and labor, and our ability to pass those costs on to our customers; and (4) our service performance. With all of our hydraulic fracturing equipment now working in the spot market or under agreements that are reflective of current market rates, the highly competitive operating and pricing environments for our services will dictate our level of profitability.

The markets in which we operate are highly competitive and the U.S. pressure pumping market experienced sustained pressures through the first nine months of 2013. Our results for the three and nine months ended September 30, 2013, were negatively impacted by increased spot market exposure in our hydraulic fracturing operations, which resulted in lower utilization and pricing for our services.

Results for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

The following table summarizes the change in our results of operations for the three months ended September 30, 2013 when compared to the three months ended September 30, 2012 (in thousands):

	Three Months Ended September 30,
	2013	2012	$ Change
Revenue	$261,931	$307,797	$(45,866)
Costs and expenses:
Direct Costs	183,228	192,252	(9,024)
Selling, general and administrative expenses	35,837	26,497	9,340
Depreciation and amortization	19,213	14,111	5,102
Loss on disposal of assets	194	14	180

Operating income	23,459	74,923	(51,464)
Other income (expense):
Interest expense, net	(1,585)	(1,920)	335
Other income (expense), net	47	(48)	95

Total other expenses, net	(1,538)	(1,968)	430

Income before income taxes	21,921	72,955	(51,034)
Provision for income taxes	8,796	23,689	(14,893)

Net income	$13,125	$49,266	$(36,141)

Revenue

Revenue decreased $45.9 million, or 15%, to $261.9 million for the three months ended September 30, 2013, as compared to $307.8 million for the same period in 2012. This decrease was primarily related to a decrease of $51.2 million in the Stimulation and Well Intervention Services segment due to lower utilization and pricing for our hydraulic fracturing services. Revenue for the third quarter of 2013 was also impacted by a decrease of $8.0 million in the Equipment Manufacturing segment due to lower third-party demand as a result of excess equipment capacity in the oilfield services industry. However, our revenue for the third quarter of 2013 was positively impacted by an increase of $13.3 million in incremental Wireline Services revenue as a result of higher activity levels across this division.

Direct Costs

Direct costs decreased $9.0 million, or 5%, to $183.2 million for the three months ended September 30, 2013, compared to $192.3 million for the same period in 2012 primarily due to a $11.2 million dollar decrease in the Stimulation and Well Intervention Services segment and a $7.6 million decrease in the Equipment Manufacturing segment due to a corresponding decrease in revenue, offset by an increase of $9.8 million in the Wireline Services segment as a result of a corresponding increase in revenue. As a percentage of revenue, direct costs increased from 62.5% for the three months ended September 30, 2012 to 70.0% for the three months ended September 30, 2013 due to increased exposure to a highly competitive spot market in our hydraulic fracturing services.

Selling, General and Administrative Expenses (“SG&A”)

SG&A increased $9.3 million, or 35%, to $35.8 million for the three months ended September 30, 2013, as compared to $26.5 million for the same period in 2012. The increase in SG&A was due to $6.2 million in higher payroll and personnel costs associated with the continued hiring of personnel to support the growth of our business and strategic initiatives, such as costs associated with vertical integration efforts across our service lines, the build out of our research and technology division and geographic expansion. In addition, we had $1.0 million in higher long-term and short-term incentive costs and $0.8 million in higher costs related to our facilities with the addition of new locations. During the second quarter of 2013, we completed a review of our SG&A expenses and determined that certain costs, such as insurance costs associated with personnel charged to direct labor, are more appropriately reflected in direct costs on our consolidated statements of operations. As such, reclassifications have been made to third quarter 2012 SG&A costs to conform to our third quarter 2013 presentation. The amount of the reclassification for the three months ended September 30, 2012 was $3.7 million.

Depreciation and Amortization

Depreciation and amortization expenses increased $5.1 million, or 36%, to $19.2 million for the three months ended September 30, 2013 as compared to $14.1 million for the same period in 2012. The increase was primarily related to $3.2 million from the Stimulation and Well Intervention Services segment due to the addition and deployment of new hydraulic fracturing and coiled tubing equipment and $1.4 million from the Wireline Services segment due to the addition and deployment of new wireline and pressure pumping equipment.

Interest Expense

Interest expense decreased by $0.3 million, or 17%, to $1.6 million for the three months ended September 30, 2013 as compared to $1.9 million for the same period in 2012. The decrease was primarily attributable to lower average outstanding debt balances period over period. This debt was incurred to fund the June 2012 acquisition of our wireline business.

Income Taxes

We recorded a tax provision of $8.8 million for the three months ended September 30, 2013, at an effective rate of 40.1%, compared to a tax provision of $23.7 million for the three months ended September 30, 2012, at an effective rate of 32.5%. The increase in the effective tax rate is primarily due to lower pre-tax book income which caused permanent differences between book and taxable income to have a higher proportionate impact on the calculation of the effective tax rate.

Results for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

The following table summarizes the change in our results of operations for the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012	$ Change
Revenue	$804,938	$825,237	$(20,299)
Costs and expenses:
Direct Costs	550,767	501,148	49,619
Selling, general and administrative expenses	101,228	58,998	42,230
Depreciation and amortization	53,695	31,517	22,178
Loss on disposal of assets	516	623	(107)

Operating income	98,732	232,951	(134,219)
Other income (expense):
Interest expense, net	(4,918)	(3,191)	(1,727)
Other income (expense), net	167	(120)	287

Total other expenses, net	(4,751)	(3,311)	(1,440)

Income before income taxes	93,981	229,640	(135,659)
Provision for income taxes	34,865	77,720	(42,855)

Net income	$59,116	$151,920	$(92,804)

Revenue

Revenue decreased $20.3 million, or 2%, to $804.9 million for the nine months ended September 30, 2013, as compared to $825.2 million for the same period in 2012. Our revenue for the first nine months of 2013 was positively impacted by $128.0 million in incremental Wireline Services Segment revenue as a result of the acquisition of our wireline business in June 2012, offset by a $119.3 million decrease in the Stimulation and Well Intervention Services segment primarily due to lower utilization and pricing for our hydraulic fracturing services, and a decrease of $29.0 million in the Equipment Manufacturing segment due to lower demand as a result of excess equipment capacity in the oilfield services industry.

Direct Costs

Direct costs increased $49.6 million, or 10%, to $550.8 million for the nine months ended September 30, 2013, compared to $501.1 million for the same period in 2012 primarily due to an increase of $75.6 million in the Wireline Services segment with the acquisition of our wireline business in June 2012, partially offset by a decrease of $24.2 million in the Equipment Manufacturing segment as a result of lower third-party sales. As a percentage of revenue, direct costs increased from 60.7% for the nine months ended September 30, 2012 to 68.4% for the nine months ended September 30, 2013 due to increased exposure to a highly competitive spot market in our hydraulic fracturing services.

SG&A Expense

SG&A increased $42.2 million, or 72%, to $101.2 million for the nine months ended September 30, 2013, as compared to $59.0 million for the same period in 2012. The increase was due to $16.9 million in incremental costs related to our Wireline Services segment, which we acquired in June 2012, and $14.9 million in higher payroll and personnel costs associated with the continued hiring of personnel to support the growth of our business and strategic initiatives, such as costs associated with vertical integration efforts across our service lines, the build out of our research and technology division and geographic expansion. To a lesser extent, SG&A costs increased by $4.9 million from higher long-term and short-term incentive costs, $1.9 million in higher costs related to our facilities due to expansion, $1.5 million in higher property taxes and $1.0 million in higher professional fees. During the second quarter of 2013, we completed a review of our SG&A expenses and determined that certain costs, such as insurance costs associated with personnel charged to direct labor, are more appropriately reflected in direct costs on our consolidated statements of operations. As such, reclassifications have been made to 2012 SG&A costs to conform to our 2013 presentation. The amount of the reclassification for the nine months ended September 30, 2012 was $9.5 million.

Depreciation and Amortization

Depreciation and amortization expenses increased $22.2 million, or 70%, to $53.7 million for the nine months ended September 30, 2013 as compared to $31.5 million for the same period in 2012. The increase was primarily related to $12.3 million from the Wireline Services segment due to the acquisition of our wireline business in June 2012 and $9.9 million from the Stimulation and Well Intervention Services segment due to the addition and deployment of new hydraulic fracturing and coiled tubing equipment.

Interest Expense

Interest expense increased by $1.7 million, or 54%, to $4.9 million for the nine months ended September 30, 2013 as compared to $3.2 million for the same period in 2012. The increase was primarily attributable to higher average outstanding debt balances period over period. This debt was incurred to fund the June 2012 acquisition of our wireline business.

Income Taxes

We recorded a tax provision of $34.9 million for the nine months ended September 30, 2013, at an effective rate of 37.1%, compared to a tax provision of $77.7 million for the nine months ended September 30, 2012, at an effective rate of 33.8%. The increase in the effective tax rate is primarily due to lower pre-tax book income, which caused permanent differences between book and taxable income to have a higher proportionate impact on the calculation of the effective tax rate.

Liquidity and Capital Resources

Since the beginning of 2011, our primary sources of liquidity have been cash flows from operations, borrowings under our credit facilities and the net proceeds that we received from our IPO, which closed on August 3, 2011. Our primary uses of capital during this period were for the expansion of our operations, including the purchase and maintenance of equipment and acquisitions, including the acquisitions of our wireline and equipment manufacturing businesses. Our capital expenditures and our maintenance costs have increased substantially over the last few years to support our growth, and we expect this trend to continue over the long term as we continue to focus on expanding geographically, while actively exploring opportunities to enhance our current business and evaluating complementary service lines in an effort to further diversify our product offerings. The successful execution of our long-term growth strategy depends on our ability to raise capital as needed. We have continued to generate significant cash flows that have allowed us to aggressively repay a large portion of the debt we incurred for our June 2012 acquisition of our wireline business while continuing to fund our previously announced capital expenditures. We believe that we are well-positioned to capitalize on available opportunities and finance future growth, although sustained pressure on pricing and decreased utilization for our hydraulic fracturing services could lead to reduced capital expenditures.

Our Credit Facility (as defined and described in more detail under “Description of Our Indebtedness” and in “Note 2 – Long-Term Debt and Capital Lease Obligations” to the accompanying consolidated financial statements) provides for up to $400.0 million of revolving credit, which was increased from $200.0 million in June 2012. As of September 30, 2013, we had $125.0 million outstanding under the Credit Facility and $0.7 million in letters of credit, and as of November 1, 2013, we had $125.0 million outstanding along with $0.7 million in letters of credit, leaving $274.3 million available for additional borrowings at that date. Our Credit Facility contains covenants that require us to maintain an interest coverage ratio, to maintain a leverage ratio and to satisfy certain other conditions, as well as certain limitations on our ability to make capital expenditures on a fiscal year basis. These covenants are subject to a number of exceptions and qualifications. As of September 30, 2013, we were in compliance with these covenants.

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

Capital Requirements

The energy services business is capital-intensive, requiring significant investment to maintain, upgrade and purchase additional equipment to meet our customers’ needs and industry demand. Capital expenditures totaled $108.0 million in the first nine months of 2013 in support of our growth strategy, including investments in new equipment, new service lines and maintenance capital for our existing service lines. Our total 2013 capital expenditures are expected to be approximately $155 million based on current equipment orders, scheduled maintenance requirements and growth estimates. We increased 2013 planned capital expenditures for the addition of new hydraulic fracturing capacity, as well as new coiled tubing and wireline equipment. The decision to manufacture additional hydraulic fracturing equipment was based on a recent increase in demand for our services. Based on current demand and activity levels, we believe that utilization will improve as we move into 2014. However, we expect pricing for our services to remain flat. We intend to fund our remaining 2013 capital expenditures with cash flows from operations.

We continually monitor new advances in equipment and down-hole technology, as well as new technologies and processes that will further enhance our existing service capabilities, reduce costs and increase efficiencies. During the first nine months of 2013, we significantly enhanced our research and development capabilities through the establishment of a new research and technology division. We have assembled a team of technology-focused engineers and recently completed construction of a new research and technology facility. We will continue to invest in our research and technology capabilities as a key element of our growth strategy. We believe that these efforts will enable us to more effectively compete against larger integrated energy services companies, both domestically and internationally.

Additionally, we are actively evaluating opportunities to further expand our business and grow our geographic footprint, including through strategic acquisitions and targeted expansion, both domestically and internationally. With respect to our international expansion efforts, we are investing in the infrastructure needed to capitalize on available opportunities and support future operations. We recently opened an office in the Middle East where we are assembling a team of sales, operational and administrative personnel. We are in the process of constructing an operational facility to support our anticipated future Middle East operations. As we pursue compelling opportunities, we will continue to make capital investment decisions that we believe will support our long-term growth strategy.

We believe we are well positioned to finance our future growth. Despite the highly competitive environment, which has impacted pricing and activity levels, we have continued to generate strong cash flows. On June 5, 2012, we increased the borrowing base under our Credit Facility to $400.0 million from $200.0 million and as of November 1, 2013, $274.3 million was available for borrowing. We believe our cash flows from operations and existing capital, coupled with borrowings under our Credit Facility, if needed, will be sufficient to fund capital expenditures and sustain our spending levels over the next twelve months. We plan to continue to monitor the economic environment and demand for our services and adjust our business strategy as necessary.

Financial Condition and Cash Flows

The net cash provided by or used in our operating, investing and financing activities is summarized below (in thousands):

	Nine Months Ended September 30,
	2013	2012
Cash provided by (used in):
Operating activities	$168,862	$177,351
Investing activities	(114,923)	(408,854)
Financing activities	(39,724)	198,825

Change in cash and cash equivalents	$14,215	$(32,678)

Cash Provided by Operating Activities

Net cash provided by operating activities decreased $8.5 million for the nine months ended September 30, 2013 as compared to the same period in 2012. This decrease was primarily due to lower net income, offset by working capital fluctuations and an increase in depreciation and amortization.

Cash Used in Investing Activities

Net cash used in investing activities decreased $293.9 million for the nine months ended September 30, 2013 as compared to the same period in 2012. This decrease was due primarily to the cash paid to acquire our wireline business in 2012 and to a lesser extent a decrease in capital expenditures.

Cash Provided by Financing Activities

Net cash used in financing activities was $39.7 million for the nine months ended September 30, 2013 as compared to net cash provided by financing activities of $198.8 million for the same period in 2012. Cash used in financing activities for the nine months ended September 30, 2013 primarily consisted of $45.0 million to pay down a portion of the balance outstanding under the Credit Facility. Cash provided by financing activities for the nine months ended September 30, 2012 primarily consisted of a $220.0 million draw on the Credit Facility to partially fund the acquisition of our wireline business.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of September 30, 2013.

Description of Our Indebtedness

Credit Facility. On April 19, 2011, we entered into a five-year $200.0 million senior secured revolving credit agreement with Bank of America, N.A., as administrative agent, swing line lender and line of credit issuer, Comerica Bank, as line of credit issuer and syndication agent, Wells Fargo Bank, National Association, as documentation agent, and various other lenders (“Credit Facility”). Obligations under the Credit Facility are guaranteed by our wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”), other than immaterial subsidiaries. Effective June 5, 2012, we entered into Amendment No. 1 and Joinder to Credit Agreement (the “Amendment”) primarily to facilitate and permit us to fund a portion of the acquisition of our wireline business.

The Amendment increased our borrowing capacity under the Credit Facility to $400.0 million. To effectuate this increase, new financial institutions were added to the Credit Facility as lenders and certain existing lenders severally agreed to increase their respective commitments. Pursuant to the Amendment, the aggregate amount by which we may periodically increase commitments through incremental facilities was increased from $75.0 million to $100.0 million, the sublimit for letters of credit was left unchanged at $200.0 million and the sublimit for swing line loans was increased from $15.0 million to $25.0 million. On June 7, 2012, we drew $220.0 million from the Credit Facility to fund a portion of the acquisition of our wireline business. As of September 30, 2013, we had $125.0 million outstanding under the Credit Facility and $0.7 million in letters of credit, and as of November 1, 2013, we had $125.0 million outstanding along with $0.7 million in letters of credit, leaving $274.3 million available for borrowing.

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

The Credit Facility requires us to maintain, measured on a consolidated basis, (1) an Interest Coverage Ratio of not less than 3.00 to 1.00 and (2) a Consolidated Leverage Ratio of not greater than 3.25 to 1.00. As of September 30, 2013, we were in compliance with all debt covenants.

Capitalized terms used in “Description of Our Indebtedness” but not defined herein are defined in the Credit Facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

No changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims incidental to or arising in the ordinary course of our business. Our management does not expect the outcome in any of these known legal proceedings, individually or collectively, to have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the risks described below and the other information set forth in this Form 10-Q, including under the section titled “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and our subsequently filed Quarterly Reports on Form 10-Q for a detailed discussion of known material factors which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes stock repurchase activity for the nine months ended September 30, 2013 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under Such Program
January 1—January 31	—	—	—	—
February 1—February 28	2,415	23.69	—	—
March 1—March 31	—	—	—	—
April 1—April 30	—	—	—	—
May 1—May 31	—	—	—	—
June 1—June 30	62,300	18.98	—	—
July 1—July 31	1,086	20.56	—	—
August 1—August 31	6,157	21.44	—	—
September 1—September 30	359	21.92	—	—

(a)	Represents shares that were withheld by us to satisfy tax withholding obligations of employees that arose upon the vesting of restricted stock. The value of such shares is based on the closing price of our common stock on the vesting date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

3.1	Amended and Restated Certificate of Incorporation of C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Registration Statement on Form S-1, dated March 30, 2011 (Registration No. 333-173177)).

3.2	Second Amended and Restated Bylaws of C&J Energy Services, Inc., effective February 27, 2012 (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on February 29, 2012 (File No. 001-35255)).

10.1	Executive Employment Agreement effective as of August 15, 2013 by and between C&J Energy Services, Inc. and Donald J. Gawick (incorporated herein by reference to Exhibit 10.1 to the C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on August 15, 2013 (File No. 001-35255)).

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema Document

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&J Energy Services, Inc.

Date: November 5, 2013	By:	/s/ Randall C. McMullen, Jr.
Randall C. McMullen, Jr. President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Registration Statement on Form S-1, dated March 30, 2011 (Registration No. 333-173177)).

3.2	Second Amended and Restated Bylaws of C&J Energy Services, Inc., effective February 27, 2012 (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on February 29, 2012 (File No. 001-35255)).

10.1	Executive Employment Agreement effective as of August 15, 2013 by and between C&J Energy Services, Inc. and Donald J. Gawick (incorporated herein by reference to Exhibit 10.1 to the C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on August 15, 2013 (File No. 001-35255)).

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema Document

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.