Form 10-Q
period 2014-03-31
C&J Energy Services, Inc.
filed 2014-05-07
CIK 1509273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-35255

C&J Energy Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5673219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3990 Rogerdale Rd

Houston, Texas 77042

(Address of principal executive offices)

(713) 325-6000 (Registrant’s telephone number, including area code)

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at May 2, 2014, was 55,411,622.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,305	$14,414
Accounts receivable, net of allowance of $1,801 at March 31, 2014 and $1,668 at December 31, 2013	174,812	152,696
Inventories, net	69,190	70,946
Prepaid and other current assets	19,375	17,066
Deferred tax assets	1,288	1,722

Total current assets	281,970	256,844
Property, plant and equipment, net of accumulated depreciation of $168,233 at March 31, 2014 and $148,954 at December 31, 2013	598,128	535,574
Other assets:
Goodwill	205,596	205,798
Intangible assets, net	120,449	123,038
Deposits on equipment under construction	5,625	4,331
Deferred financing costs, net of accumulated amortization of $2,784 at March 31, 2014 and $2,494 at December 31, 2013	2,398	2,688
Other noncurrent assets	6,835	4,027

Total assets	$1,221,001	$1,132,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,780	$88,576
Payroll and related costs	18,763	13,711
Accrued expenses	18,697	18,619
Income taxes payable	3,341	266
Current capital lease obligations	4,323	2,861
Other current liabilities	1,075	1,100

Total current liabilities	160,979	125,133
Deferred tax liabilities	145,214	145,215
Long-term debt and capital lease obligations	200,704	164,205
Other long-term liabilities	1,544	1,596

Total liabilities	508,441	436,149
Commitments and contingencies
Stockholders’ equity
Common stock, par value of $0.01, 100,000,000 shares authorized, 55,420,479 issued and outstanding at March 31, 2014 and 54,604,124 issued and outstanding at December 31, 2013	554	546
Additional paid-in capital	259,001	254,188
Retained earnings	453,005	441,417

Total stockholders’ equity	712,560	696,151

Total liabilities and stockholders’ equity	$1,221,001	$1,132,300

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$316,537	$276,051
Costs and expenses:
Direct costs	230,544	187,100
Selling, general and administrative expenses	40,386	31,878
Research and development	2,791	9
Depreciation and amortization	21,870	16,556
Loss on disposal of assets	38	90

Operating income	20,908	40,418
Other income (expense):
Interest expense, net	(1,749)	(1,660)
Other income, net	166	66

Total other income (expense)	(1,583)	(1,594)

Income before income taxes	19,325	38,824
Income tax expense	7,737	13,680

Net income	$11,588	$25,144

Net income per common share:
Basic	$0.22	$0.48

Diluted	$0.21	$0.46

Weighted average common shares outstanding:
Basic	53,628	52,534

Diluted	56,384	55,039

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Number of Shares	Amount, at $0.01 par value
Balance, December 31, 2012	53,132	$531	$224,348	$375,012	$599,891
Issuance of restricted stock, net of forfeitures	669	7	(7)	—	—
Employee tax withholding on restricted stock vesting	(74)	(1)	(1,374)	—	(1,375)
Exercise of stock options	877	9	5,210	—	5,219
Tax effect of stock-based compensation	—	—	3,430	—	3,430
Stock-based compensation	—	—	22,581	—	22,581
Net income	—	—	—	66,405	66,405

Balance, December 31, 2013	54,604	546	254,188	441,417	696,151
Issuance of restricted stock, net of forfeitures	757	8	(8)	—	—
Employee tax withholding on restricted stock vesting	(73)	(1)	(1,813)	—	(1,814)
Exercise of stock options	132	1	708	—	709
Tax effect of stock-based compensation	—	—	798	—	798
Stock-based compensation	—	—	5,128	—	5,128
Net income	—	—	—	11,588	11,588

Balance, March 31, 2014*	55,420	$554	$259,001	$453,005	$712,560

*	Unaudited

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$11,588	$25,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,870	16,556
Deferred income taxes	433	(5,973)
Provision for doubtful accounts, net of write-offs	150	150
Equity in earnings from unconsolidated affiliate	(64)	—
Loss on disposal of assets	38	90
Stock-based compensation expense	5,128	5,905
Excess tax benefit from stock-based award activity	(832)	(782)
Amortization of deferred financing costs	290	290
Changes in operating assets and liabilities:
Accounts receivable	(22,271)	1,702
Inventories	1,760	8,082
Prepaid and other current assets	(2,305)	(5,672)
Accounts payable	26,397	96
Payroll and related costs and accrued expenses	5,128	(703)
Income taxes payable	3,873	17,480
Other	208	(45)

Net cash provided by operating activities	51,391	62,320

Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(57,376)	(36,972)
Proceeds from disposal of property, plant and equipment	35	295
Investments in unconsolidated affiliate	(3,000)	—

Net cash used in investing activities	(60,341)	(36,677)

Cash flows from financing activities:
Proceeds (payments) on revolving debt, net	13,000	(20,000)
Payments of capital lease obligations	(886)	(508)
Proceeds from stock options exercised	709	1,748
Employee tax withholding on restricted stock vesting	(1,814)	—
Excess tax benefit from stock-based award activity	832	782

Net cash provided by (used in) financing activities	11,841	(17,978)

Net increase in cash and cash equivalents	2,891	7,665
Cash and cash equivalents, beginning of period	14,414	14,442

Cash and cash equivalents, end of period	$17,305	$22,107

Supplemental cash flow disclosures:
Cash paid for interest	$1,418	$1,391

Cash paid for income taxes	$34	$2,173

Non-cash investing and financing activity:
Capital lease obligation related to corporate headquarters	$25,636	$—

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization, Nature of Business and Summary of Significant Accounting Policies

C&J Energy Services, Inc., a Delaware corporation, was founded in Texas in 1997. Through its subsidiaries, the Company operates in three reportable segments: Stimulation and Well Intervention Services, Wireline Services and Equipment Manufacturing. The Company provides hydraulic fracturing, coiled tubing and other well stimulation services through its Stimulation and Well Intervention Services segment and cased-hole wireline, pumpdown and other complementary services through its Wireline Services segment to oil and natural gas exploration and production companies throughout the United States. With the development of a specialty chemicals business and strategic acquisitions during 2013, the Company now provides specialty chemicals for completion and production services, as well as downhole tools and related directional drilling technology and data control systems through the Stimulation and Well Intervention Services segment. In addition, the Company manufactures, refurbishes and repairs equipment and provides oilfield parts and supplies for third-party customers in the energy services industry through its Equipment Manufacturing segment, and also fulfills the Company’s internal equipment demands through this segment. See “Note 6 – Segment Information” for further discussion regarding the Company’s reportable segments. As used herein, references to the “Company” or “C&J” are to C&J Energy Services, Inc. together with its consolidated subsidiaries, including C&J International B.V. and C&J International Middle East FZCO.

Basis of Presentation and Principles of Consolidation. The accompanying consolidated financial statements have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2013 is derived from audited consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation have been included.

These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Cash and Cash Equivalents. For purposes of the consolidated statement of cash flows, cash is defined as cash on-hand, demand deposits, and short-term investments with initial maturities of three months or less. The Company maintains its cash and cash equivalents in various financial institutions, which at times may exceed federally insured amounts. Management believes that this risk is not significant.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are stated at the amount billed to customers and are ordinarily due within 30-45 days of receipt of invoice. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Provisions for doubtful accounts are recorded when it is deemed probable that the customer will not make the required payments at either the contractual due dates or in the future.

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

Inventories are stated at the lower of cost or market (net realizable value) on a first-in, first-out basis and appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Raw materials	$33,102	$31,445
Work-in-process	5,721	3,652
Finished goods	31,255	36,690

Total inventory	70,078	71,787
Inventory reserve	(888)	(841)

Inventory, net of reserve	$69,190	$70,946

Revenue Recognition. All revenue is recognized when persuasive evidence of an arrangement exists, the service is complete or the equipment has been delivered to the customer, the amount is fixed or determinable and collectability is reasonably assured, as follows:

Hydraulic Fracturing Revenue. The Company provides hydraulic fracturing services pursuant to contractual arrangements, such as term contracts and pricing agreements, or on a spot market basis. Under either scenario, revenue is recognized and customers are invoiced upon the completion of each job, which can consist of one or more fracturing stages. Once a job has been completed to the customer’s satisfaction, a field ticket is written that includes charges for the service performed and the chemicals and proppants consumed during the course of service. The field ticket may also include charges for the mobilization of equipment to the location, additional equipment used on the job, if any, and other miscellaneous consumables.

Historically, most of the Company’s hydraulic fracturing services were performed under long-term “take-or-pay” contracts, the last of which expired in February 2014. Under these legacy term contracts, customers were typically obligated to pay on a monthly basis for a specified number of hours of service, whether or not those services were actually used. To the extent customers used more than the specified contracted minimums, the Company would be paid a pre-agreed amount for the provision of such additional services.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pursuant to pricing agreements and other contractual arrangements which the Company may enter into from time to time, such as those associated with an award from a bid process, customers typically commit to targeted utilization levels at agreed-upon pricing, but without termination penalties or obligations to pay for services not used by the customer. In addition, the agreed-upon pricing is typically subject to periodic review, as specifically defined in the agreement, and may be adjusted upon the agreement of both parties.

Rates for services performed on a spot market basis are based on an agreed-upon hourly spot market rate.

Coiled Tubing and Other Well Stimulation Revenue. The Company provides coiled tubing and other well stimulation services, including nitrogen, pressure pumping and thru-tubing services, primarily on a spot market basis. Jobs for these services are typically short-term in nature, lasting anywhere from a few hours to multiple days. Revenue is recognized upon completion of each day’s work based upon a completed field ticket. The field ticket includes charges for the mobilization of equipment to the location, the service performed, the personnel on the job, additional equipment used on the job, if any, and miscellaneous consumables used throughout the course of service. The Company typically charges the customer for these services on an hourly basis at agreed-upon spot market rates.

Revenue from Materials Consumed While Performing Services. The Company generates revenue from chemicals and proppants that are consumed while performing hydraulic fracturing services. For services performed on a spot market basis, the necessary chemicals and proppants are typically provided by the Company and the customer is billed for those materials at cost plus an agreed-upon markup. For services performed on a contractual basis, when the chemicals and proppants are provided by the Company, the customer typically is billed for those materials at a negotiated contractual rate. When chemicals and proppants are supplied by the customer, the Company typically charges handling fees based on the amount of chemicals and proppants used.

In addition, ancillary to coiled tubing and other well stimulation services revenue, the Company generates revenue from various fluids and supplies that are necessarily consumed during those processes.

Wireline Revenue. The Company provides wireline and other complementary services, including logging, perforating, pipe recovery, pressure testing and pumpdown services, on a spot market basis. Jobs for these services are typically short-term in nature, lasting anywhere from a few hours to multiple days. Revenue is recognized when the services and equipment are provided and the job is completed. The Company typically charges the customer on a per job basis for these services at agreed-upon spot market rates.

Equipment Manufacturing Revenue. The Company enters into arrangements to construct new equipment, refurbish and repair equipment and provide oilfield parts and supplies to third-party customers in the energy services industry. Revenue is recognized and the customer is invoiced upon the completion and delivery of each order to the customer.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-Based Compensation. The Company’s stock-based compensation plans provide the ability to grant equity awards to the Company’s employees, consultants and non-employee directors. As of March 31, 2014, only nonqualified stock options and restricted stock had been granted under such plans. The Company values option grants based on the grant date fair value by using the Black-Scholes option-pricing model and values restricted stock grants based on the closing price of C&J’s common stock on the grant date. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. Further information regarding the Company’s stock-based compensation arrangements and the related accounting treatment can be found in “Note 4 – Stock-Based Compensation.”

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

Equity Method Investments. The Company has an investment in a joint venture which is accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over operating and financial policies of the joint venture. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of undistributed earnings and losses of these investments. The Company eliminates all significant intercompany transactions, including the intercompany portion of transactions with equity method investees, from the consolidated financial results.

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

The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the applicable periods:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Numerator:
Net income attributed to common shareholders	$11,588	$25,144

Denominator:
Weighted average common shares outstanding	53,628	52,534
Effect of potentially dilutive common shares:
Stock options	2,199	2,243
Restricted stock	557	262

Weighted average common shares outstanding and assumed conversions	56,384	55,039

Earnings per common share:
Basic	$0.22	$0.48

Diluted	$0.21	$0.46

A summary of securities excluded from the computation of basic and diluted earnings per share is presented below for the applicable periods:

	March 31,
	2014	2013
	(In thousands)
Basic earnings per share:
Restricted stock	1,420	1,095
Diluted earnings per share:
Anti-dilutive stock options	—	1,125
Anti-dilutive restricted stock	—	1

Potentially dilutive securities excluded as anti-dilutive	—	1,126

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of March 31, 2014, $163.0 million was outstanding under the Credit Facility, along with $2.0 million in letters of credit, leaving $235.0 million available for borrowing. All obligations under the Credit Facility are guaranteed by the Company’s wholly-owned domestic subsidiaries, other than immaterial subsidiaries. The weighted average interest rate as of March 31, 2014 was 2.4%.

The Credit Facility contains customary affirmative and restrictive covenants including financial reporting, governance and notification requirements. Among other restrictions, the Company is unable to issue dividends under the terms of the Credit Facility. The Company was in compliance with all debt covenants under the Credit Facility as of March 31, 2014.

Capitalized terms used in this “Note 2 – Long-Term Debt and Capital Lease Obligations” but not defined herein are defined in the Credit Facility.

Capital Lease Obligations

In 2013, the Company entered into “build-to-suit” lease agreements for the construction of its new research and technology facility and its new corporate headquarters. Each lease is accounted for as a capital lease, which constitutes a non-cash investing and financing activity. The lease for the research and technology facility commenced upon completion of construction in October 2013, creating a capital lease obligation of $13.5 million. The lease for the corporate headquarters facility commenced upon completion of construction in March 2014, creating a capital lease obligation of $25.6 million. As of March 31, 2014, the Company had $37.7 million in long-term capital lease obligations associated with the new research and technology facility and corporate headquarters.

The Company leases certain service equipment, with the intent to purchase, under non-cancelable capital leases. The terms of these contracts range from three to four years with varying payment dates throughout each month.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Intangible Assets

Intangible assets consist of the following (in thousands):

	Amortization	March 31,	December 31,
	Period	2014	2013
Trade name	10-15 years	$27,665	$27,665
Customer relationships	8-15 years	100,593	100,593
Non-compete, backlog and patent	11-48 months	4,601	4,601
Developed technology	10 years	2,110	2,110
IPR&D	Indefinite	7,598	7,598
Trade name—Total Equipment	Indefinite	6,247	6,247

		148,814	148,814
Less: accumulated amortization		(28,365)	(25,776)

Intangible assets, net		$120,449	$123,038

Note 4 - Stock-Based Compensation

The C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (the “2012 LTIP”) provides for the grant of stock-based awards to the Company’s employees, consultants and non-employee directors. The following types of awards are available for issuance under the 2012 LTIP: incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, phantom stock units, performance awards and share awards. To date, only nonqualified stock options and restricted stock have been awarded under the 2012 LTIP.

A total of 4.3 million shares of common stock were authorized and approved for issuance under the 2012 LTIP. This number of shares is subject to adjustment in the event of a reclassification, recapitalization, merger, consolidation, reorganization, spin-off, split-up, issuance of warrants, rights or debentures, stock dividend, stock split or reverse stock split, cash dividend, property dividend, combination or exchange of shares, repurchase of shares, change in corporate structure or any similar corporate event or transaction. This number of shares may also increase due to the termination of an award granted under the 2012 LTIP, or under the Company’s Prior Plans (as defined below), by expiration, forfeiture, cancellation or otherwise without the issuance of the shares of common stock. Approximately 2.5 million shares were available for issuance under the 2012 LTIP as of March 31, 2014.

Prior to the approval of the 2012 LTIP, all stock-based awards granted to the Company’s employees, consultants and non-employee directors were granted under the C&J Energy Services, Inc. 2010 Stock Option Plan (the “2010 Plan”), and prior to December 23, 2010, all stock-based awards were granted under the C&J Energy Services, Inc. 2006 Stock Option Plan (the “2006 Plan” and, together with the 2010 Plan, the “Prior Plans”). Only nonqualified stock options were awarded under the Prior Plans. Effective as of December 23, 2010 and May 29, 2012, respectively, no additional awards will be granted under the 2006 Plan and the 2010 Plan.

Stock Options

The fair value of each option award granted under the 2012 LTIP and the Prior Plans is estimated on the date of grant using the Black-Scholes option-pricing model. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock on the grant date. For options granted prior to the Company’s initial public offering, which closed on August 3, 2011, the calculation of the Company’s stock price involved the use of different valuation techniques, including a

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

combination of an income and/or market approach. Determination of the fair value was a matter of judgment and often involved the use of significant estimates and assumptions. Additionally, due to the Company’s lack of historical volume of option activity, the expected term of options granted is derived using the “plain vanilla” method. In addition, expected volatilities have been based on comparable public company data, with consideration given to the Company’s limited historical data. The Company makes estimates with respect to employee termination and forfeiture rates of the options within the valuation model. The risk-free rate is based on the approximate U.S. Treasury yield rate in effect at the time of grant. No stock options were granted by the Company during the three months ended March 31, 2014 and March 31, 2013.

As of March 31, 2014, the Company had approximately 5.1 million options outstanding to employees and non-employee directors. Option awards granted under the 2012 LTIP and the Prior Plans expire on the tenth anniversary of the grant date and generally vest over three years of continuous service with one-third vesting on each of the first, second and third anniversaries of the grant date.

Restricted Stock

Restricted stock is valued based on the closing price of the Company’s common stock on the NYSE on the date of grant. During the three months ended March 31, 2014, approximately 0.8 million shares of restricted stock were granted to employees and non-employee directors under the 2012 LTIP at fair market values ranging from $22.65 to $24.74 per share. During the three months ended March 31, 2013, 0.7 million shares of restricted stock were granted to employees, consultants and non-employee directors under the 2012 LTIP at fair market values ranging from $22.81 to $23.69 per share.

To the extent permitted by law, the recipient of an award of restricted stock will have all of the rights of a stockholder with respect to the underlying shares of common stock, including the right to vote the common shares and to receive all dividends or other distributions made with respect to the common shares. Dividends on restricted stock will be deferred until the lapsing of the restrictions imposed on the shares and will be held by the Company for the account of the recipient (either in cash or to be reinvested in shares of restricted stock) until such time. Payment of the deferred dividends and accrued interest, if any, shall be made upon the lapsing of restrictions on the shares of restricted stock, and any dividends deferred in respect of any shares of restricted stock shall be forfeited upon the forfeiture of such shares of restricted stock.

As of March 31, 2014, the Company had approximately 1.7 million restricted shares outstanding to employees and non-employee directors. Restricted stock awards granted under the 2012 LTIP generally vest over a three-year period from the grant date.

Note 5 - Commitments and Contingencies

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

Currently, the Company has not been fined, cited or notified of any environmental violations that would have a material adverse effect upon its consolidated financial position, liquidity or capital resources. However, management does recognize that by the very nature of its business, material costs could be incurred in the near term to maintain compliance. The amount of such future expenditures is not

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

determinable due to several factors, including the unknown magnitude of possible regulation or liabilities, the unknown timing and extent of the corrective actions which may be required, the determination of the Company’s liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnification.

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

Note 6 - Segment Information

In accordance with FASB Accounting Standards Codification 280 Segment Reporting, the Company routinely evaluates whether it has separate operating and reportable segments. The Company has determined that it operates in three reportable segments: Stimulation and Well Intervention Services, Wireline Services and Equipment Manufacturing. This determination is made based on the following factors: (1) the Company’s chief operating decision maker is currently managing each segment as a separate business and evaluating the performance of each segment and making resource allocation decisions distinctly and expects to do so for the foreseeable future, and (2) discrete financial information for each segment is available. The following is a brief description of the Company’s three segments:

Stimulation and Well Intervention Services. This segment has two related service lines providing hydraulic fracturing services and coiled tubing and other well stimulation services. Additionally, with the development of a specialty chemicals business and strategic acquisitions during 2013, the Company now provides specialty chemicals for completion and production services, as well as downhole tools and related directional drilling technology and data control systems. After an evaluation of these businesses, it was determined that at this time each is appropriately accounted for under the Stimulation and Well Intervention Services segment.

Wireline Services. This segment provides cased-hole wireline, pumpdown and other complementary services, including logging, perforating, pipe recovery, pressure testing and pumpdown services.

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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Stimulation & Well Intervention Services	Wireline Services	Equipment Manufacturing	Corporate and Other	Total
	(in thousands)
Three months ended March 31, 2014
Revenue from external customers	$231,245	$83,128	$2,164	$—	$316,537
Inter-segment revenues	6	—	17,906	(17,912)	—
Adjusted EBITDA	33,604	24,806	3,496	(18,924)	42,982
Depreciation and amortization	13,909	7,778	443	(260)	21,870
Operating income (loss)	19,636	16,957	3,051	(18,736)	20,908
Capital expenditures	33,742	24,462	336	(1,164)	57,376
As of March 31, 2014
Total assets	$690,121	$422,191	$88,472	$20,217	$1,221,001
Goodwill	69,423	131,455	4,718	—	205,596
Three months ended March 31, 2013
Revenue from external customers	$212,687	$62,129	$1,235	$—	$276,051
Inter-segment revenues	115	—	18,700	(18,815)	—
Adjusted EBITDA	54,382	17,650	1,874	(16,603)	57,303
Depreciation and amortization	10,507	5,832	402	(185)	16,556
Operating income (loss)	43,847	11,691	1,470	(16,590)	40,418
Capital expenditures	25,399	12,409	270	(1,106)	36,972
As of March 31, 2013
Total assets	$593,873	$386,347	$81,081	$(25,535)	$1,035,766
Goodwill	60,339	131,455	4,718	—	196,512

Management evaluates segment performance and allocates resources based on total earnings before net interest expense, income taxes, depreciation and amortization, net gain or loss on disposal of assets, transaction costs, and certain non-routine items (“Adjusted EBITDA”), because Adjusted EBITDA is considered an important measure of each segment’s performance. In addition, management believes that the disclosure of Adjusted EBITDA as a measure of each segment’s operating performance allows investors to make a direct comparison to competitors, without regard to differences in capital and financing structure. Investors should be aware, however, that there are limitations inherent in using Adjusted EBITDA as a measure of overall profitability because it excludes significant expense items. An improving trend in Adjusted EBITDA may not be indicative of an improvement in the Company’s profitability. To compensate for the limitations in utilizing Adjusted EBITDA as an operating measure, management also uses U.S. GAAP measures of performance, including operating income and net income, to evaluate performance, but only with respect to the Company as a whole and not on a segment basis.

As required under Item 10(e) of Regulation S-K of the Securities Exchange Act of 1934, as amended, included below is a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to net income, which is the nearest comparable U.S. GAAP financial measure (in thousands).

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Adjusted EBITDA	$42,982	$57,303
Interest expense, net	(1,749)	(1,660)
Provision for income taxes	(7,737)	(13,680)
Depreciation and amortization	(21,870)	(16,556)
Loss on disposal of assets	(38)	(90)
Transaction costs	—	(173)

Net income	$11,588	$25,144

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “plan,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “potential,” “would,” “may,” “probable,” “likely,” and similar expressions that convey the uncertainty of future events or outcomes, and the negative thereof, are intended to identify forward-looking statements. Forward-looking statements, which are not generally historical in nature, include those that express a belief, expectation or intention regarding our future activities, plans and goals and our current expectations with respect to, among other things:

•	our future revenue, income and operating performance;

•	our ability to sustain and improve our utilization, revenue and margins;

•	our ability to maintain acceptable pricing for our services, including through term contacts and/or pricing agreements;

•	our operating cash flows and availability of capital;

•	our ability to execute our long-term growth strategy, including expansion into new geographic regions and business lines;

•	our plan to continue to focus on international growth opportunities, and our ability to successfully execute and capitalize on such opportunities;

•	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements;

•	the timing and success of future acquisitions and other strategic initiatives and special projects;

•	future capital expenditures; and

•	our ability to finance equipment, working capital and capital expenditures.

Forward-looking statements are not assurances of future performance and actual results could differ materially from our historical experience and our present expectations or projections. These forward-looking statements are based on management’s current expectations and beliefs, forecasts for our existing operations, experience, expectations and perception of historical trends, current conditions, anticipated future developments and their effect on us, and other factors believed to be appropriate. Although management believes the expectations and assumptions reflected in these forward-looking statements are reasonable as and when made, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all). Our forward-looking statements involve significant risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, risks associated with the following:

•	the cyclical nature and volatility of the oil and gas industry, which impacts the level of exploration, production and development activity and spending patterns by the oil and natural gas exploration and production industry;

•	a decline in, or substantial volatility of, crude oil and natural gas commodity prices, which generally leads to decreased spending by our customers and negatively impacts drilling and production activity and therefore impacts demand for our services;

•	a decline in demand for our services, including due to overcapacity and other competitive factors affecting our industry;

•	pressure on pricing for our core services, including due to competition and industry and/or economic conditions, which may, impact among other things, our ability to implement price increases or maintain pricing on our core services;

•	changes in customer requirements in markets or industries we serve;

•	costs, delays, regulatory compliance requirements and other difficulties in executing our long-term growth strategy, including those related to expansion into new geographic regions and new business lines;

•	the effects of future acquisitions on our business, including our ability to successfully integrate our operations and the costs incurred in doing so;

•	risks associated with business growth outpacing the capabilities of our infrastructure;

•	adverse weather conditions in oil or gas producing regions;

•	the effect of environmental and other governmental regulations on our operations, including the risk that future changes in the regulation of hydraulic fracturing could reduce or eliminate demand for our hydraulic fracturing services;

•	the incurrence of significant costs and liabilities resulting from our failure to comply, or our compliance with, new or existing environmental regulations or an accidental release of hazardous substances into the environment;

•	risks associated with expanding our operations overseas;

•	the loss of, or inability to attract new, key management personnel;

•	the loss of, or interruption or delay in operations by, one or more significant customers;

•	the failure to pay amounts when due, or at all, by one or more significant customers;

•	a shortage of qualified workers;

•	the loss of, or interruption or delay in operations by, one or more of our key suppliers;

•	operating hazards inherent in our industry, including the significant possibility of accidents resulting in personal injury or death, property damage or environmental damage;

•	accidental damage to or malfunction of equipment;

•	an increase in interest rates; and

•	the potential inability to comply with the financial and other covenants in our debt agreements as a result of reduced revenue and financial performance or our inability to raise sufficient funds through assets sales or equity issuances should we need to raise funds through such methods.

For additional information regarding known material factors that could affect our operating results and performance, please read (1) “Risk Factors” in Part II, Item 1A of this Form 10-Q, as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and (2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q, as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Should one or more of these known material risks occur, or should the underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q, together with the audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013. Unless the context otherwise requires, “we,” “us,” the “Company,” “C&J” or like terms refers to C&J Energy Services, Inc. and its subsidiaries, including the financial results of Total and Casedhole Solutions (each as described below) from their respective acquisition dates.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled “Cautionary Note Regarding Forward-Looking Statements” of this Form 10-Q.

Overview

We are an independent provider of premium hydraulic fracturing, coiled tubing, wireline, pressure pumping and other complementary services with a focus on complex, technically demanding well completions. With the development of our specialty chemicals business and our strategic acquisitions during 2013, we now provide specialty chemicals for completion and production services, including the fluids used in our hydraulic fracturing operations, as well as downhole tools and related directional drilling technology and data control systems. These services are provided to oil and natural gas exploration and production companies throughout the United States. In addition to our suite of completion, stimulation and production enhancement services, we manufacture, repair and refurbish equipment and provide parts and supplies for third-party companies in the energy services industry, as well as to fulfill our internal needs.

We currently operate in three reportable segments: Stimulation and Well Intervention Services, Wireline Services, and Equipment Manufacturing. Our three segments are described in more detail under “Our Operating Segments.” For additional financial information about our segments, including revenue from external customers and total assets by segment, see “Note 6 – Segment Information” in Item 1 “Financial Statements and Supplementary Data” in this Form 10-Q.

Strategic Initiatives and Growth Strategy

Growth of Core Service Lines, International Expansion

We are focused on growing our core service lines through the expansion of our assets, customer base and geographic reach, both domestically and internationally. On the domestic front, we expect to continue increasing market share by strengthening our presence within our existing geographic footprint and concentrating on targeted expansion of our hydraulic fracturing and coiled tubing operations into areas in which our wireline business already has a strong presence. As part of our strategy, we will continue to target high volume, high efficiency customers with service intensive, 24-hour work, which is where we believe that we better differentiate our services from our competitors.

With respect to our international expansion efforts, we intend to continue investing in the infrastructure needed to support our projected international expansion. During the first quarter of 2014 we were awarded our first international contract to provide coiled tubing services on a trial basis in Saudi Arabia. We have established coiled tubing equipment, crews and logistics on the ground in Saudi Arabia to service this contract, with operations scheduled to begin in the second quarter of 2014. Due to the size of this first project and the additional costs associated with establishing operations overseas, we do not expect to generate financial returns during this initial phase. Additionally, there is no guarantee that we will be able to obtain additional work with this customer beyond this provisional contract. However, we believe that this is a valuable opportunity to demonstrate our services outside of the United States. We are optimistic that our efforts can lead, over time, to a long-term relationship and additional opportunities with this new customer. We also hope that by demonstrating our capabilities in the region we may be able to secure opportunities with other potential customers in the Middle East.

Service Line Diversification, Vertical Integration & Technological Advancement

During the first quarter of 2014, we further advanced our strategic initiatives designed to strengthen, expand and diversify our business. As we continue to execute our long-term growth strategy, we remain focused on service line diversification, vertical integration and technological advancement. Our continued investment in our strategic initiatives has resulted in increased capital expenditures and additional costs, including $8.1 million of additional expenses for the first quarter of 2014. We expect that our costs and expenses will increase over the course of 2014 as we continue to invest in the further development of these projects. Our strategic initiatives have not contributed significant third-party revenue to date, and we do not expect that any will contribute meaningful third-party revenue during 2014. However, we believe that these investments will yield significant financial returns, as well as meaningful cost savings to us, over the long term. Our key strategic projects include the following:

•	Specialty Chemicals. During 2013, we organically developed a specialty chemicals business for completion and production services. We source many of the chemicals and fluids used in our hydraulic fracturing operations through this business, which over the long-term we expect will provide cost savings to us and also give us direct control over the design, development and supply of these products. We are also actively marketing this business to third-party customers. We intend to continue growing this business with the long-term goal of becoming a large-scale supplier of these products to the oil and gas industry.

•	Downhole Tools and Directional Drilling Technology. In April 2013, we acquired a provider of directional drilling technology and related downhole tools. During the first quarter of 2014, we began leasing premium drilling motors to our customers, and we are in the early stages of development with additional related products. We believe that this business has significant growth potential and we intend to continue investing in its growth.

•	Data Control Systems. In December 2013, we acquired a manufacturer of data control instruments used in our hydraulic fracturing operations. In addition to achieving cost savings through intercompany purchases over the long term, we are now selling these products to third-party energy services companies. We believe that this business has significant growth potential and we intend to continue investing in its growth.

•	Research and Technology Capabilities. Our Research and Technology division is currently focused on developing innovative, fit-for-purpose solutions that will enhance our core service offerings, increase completion efficiencies and add value for our customer. We intend to introduce several new products during 2014, which we expect to provide cost savings to our operations.

Our Operating Segments

We currently operate in three reportable segments: Stimulation and Well Intervention Services; Wireline Services; and Equipment Manufacturing. In line with the growth of our business, we routinely evaluate our reportable operating segments and we believe that these three segments are appropriate and consistent with how we manage our business and view the markets we serve. Each of our operating segments is described in more detail below. For additional financial information about our segments, including revenue from external customers and total assets by segment, see “Note 6 – Segment Information,” in Item 1 “Financial Statements and Supplementary Data” in this Form 10-Q.

Stimulation and Well Intervention Services Segment

Our Stimulation and Well Intervention Services segment provides hydraulic fracturing, coiled tubing and other well stimulation services, with a focus on complex, technically demanding well completions.

Hydraulic Fracturing Services. Our hydraulic fracturing business currently consists of more than 340,000 total hydraulic horsepower capacity. We recently deployed 20,000 new horsepower capacity and we plan to deploy an additional 40,000 new horsepower capacity in the third quarter of 2014. In response to the increase in demand from new and existing customers, and believing that activity levels have the potential to further improve during 2014, we recently committed to add 40,000 new horsepower capacity for deployment by the fourth quarter of 2014. We believe we are well-positioned to benefit from the current rise in completion activities across the United States and the industry’s ongoing trends towards more service intensive jobs.

Our hydraulic fracturing operations contributed $186.9 million, or 59.0%, to our consolidated revenue and completed 2,225 fracturing stages during the first quarter of 2014, compared to $147.2 million of revenue and 1,408 fracturing stages during the fourth quarter of 2013 and $173.8 million of revenue and 1,698 fracturing stages during the first quarter of 2013. Revenue increased quarter over quarter due to higher utilization across our asset base throughout the first quarter, with January activity reaching record levels. An increase in sand volumes due to the job-mix also strengthened revenue. However, greater input costs associated with the larger volumes of certain proppants and other consumables used in our hydraulic fracturing services resulted in lower margins for our services for the first quarter of 2014. Stage count for the first quarter increased due to higher utilization coupled with an overall job mix that was weighted towards a higher number of smaller, more intense stages. The number of fracturing stages performed in any given period will fluctuate based on the job mix during that time. Accordingly, stage count is not necessarily indicative of utilization, pricing for our services or our financial and/or operational performance. Given that our job mix has broadened and become more varied with our increased spot market exposure, we do not intend to disclose stage count going forward.

Coiled Tubing and Other Well Stimulation Services. Our coiled tubing business currently consists of 27 coiled tubing units. We intend to increase our coiled tubing capacity over the course of 2014. Our coiled tubing services are well-established in some of the most active basins in the United States and we are committed to further grow this business in terms of capacity, geographic reach and market share.

Our coiled tubing operations contributed $40.0 million, or 12.6%, to our consolidated revenue, and we completed 1,201coiled tubing jobs during the first quarter of 2014, compared to $37.4 million of revenue and 1,055 coiled tubing jobs for the fourth quarter of 2013 and $36.4 million and 1,057 coiled tubing jobs for the first quarter of 2013. Our coiled tubing results improved sequentially due to higher utilization across our asset base from continued strong demand for our extended-reach, large-diameter coiled tubing units. We do not intend to disclose job count going forward.

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

Our other well stimulation services contributed $4.3 million, or 1.4% of our consolidated revenue, during the first quarter of 2014, compared to $4.5 million for the fourth quarter of 2013 and $2.5 million for the first quarter of 2013, the substantial majority of which was generated by our nitrogen, pressure pumping and thru-tubing services.

Wireline Services Segment

Our Wireline Services segment currently consists of 69 wireline units and 36 pumpdown units, as well as pressure control and other ancillary equipment. We have aggressively grown market share and produced strong results since our June 2012 acquisition of our wireline business. As we seek to continue growing this business and better capitalize on increasing demand for these services, we intend to bring online additional wireline and pumpdown capacity throughout 2014.

Our Wireline Services segment contributed $83.1 million, or 26.3%, to our consolidated revenue during the three months ended March 31, 2014, compared to $74.1 million in the fourth quarter of 2013 and $62.1 million in the first quarter of 2013. Revenue from wireline operations increased compared to the fourth quarter of 2013 due to higher utilization levels across our asset base from continued strong demand for our wireline and pumpdown services by high utilization customers.

Equipment Manufacturing Segment

Our Equipment Manufacturing segment constructs oilfield equipment, including hydraulic fracturing pumps, coiled tubing units, and pressure pumping units for third party customers in the energy services industry, as well as for our Stimulation and Well Intervention Services and Wireline Services segments. This segment also provides equipment refurbishment and repair services and oilfield parts and supplies to the energy services industry and to our Stimulation and Well Intervention Services and Wireline Services segments.

Our Equipment Manufacturing segment contributed $2.2 million, or 0.7%, to our consolidated revenue during the three months ended March 31, 2014, compared to $2.2 million of revenue for the fourth quarter of 2013 and $1.2 million of revenue for the first quarter of 2013. This business continues to provide us with cash flow savings from intercompany purchases, including equipment manufacturing, repair and refurbishment, and also supports active management of parts and supplies purchasing.

Industry Trends and Outlook

We face many challenges and risks in the industry in which we operate. Although many factors contributing to these risks are beyond our ability to control, we continuously monitor these risks and have taken steps to mitigate them to the extent practicable. In addition, while we believe that we are well positioned to capitalize on available growth opportunities, we may not be able to achieve our business objectives and, consequently, our results of operations may be adversely affected. Please read this section in conjunction with the factors described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in Part II, Item 1A of this Form 10-Q, as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

General Industry Trends

Set out below is a discussion of the trends that we believe are affecting, and will continue to affect, our industry.

Our business is cyclical and dependent upon conditions in the oil and natural gas industry, which impact the level of exploration, development and production of oil and natural gas and capital expenditures by oil and natural gas companies. Revenue from our Stimulation and Well Intervention Services and Wireline Services segments is generated by providing products and services to oil and natural gas exploration and production companies throughout the United States. Demand for our products and services is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the United States. Our customers’ willingness to undertake exploration and production activities depends largely upon prevailing industry conditions that are influenced by numerous factors which are beyond our control, including, among other things, current and expected levels of oil and natural gas prices. Any negative impact on the spending patterns of our customers may cause lower pricing and utilization for our core service lines. The level of exploration, development and production activities by these customers also impacts demand for our Equipment Manufacturing segment’s services and products. Companies in the energy services industry have historically tended to delay capital equipment projects, including maintenance and upgrades, during industry downturns like the current one, which has been characterized by excess equipment capacity across the U.S. hydraulic fracturing market.

The oil and gas industry has traditionally been volatile, is highly sensitive to supply and demand cycles and is influenced by a combination of long-term and cyclical trends, including the domestic and international supply and demand for oil and natural gas, current and expected future prices for oil and natural gas and the perceived stability and sustainability of those prices, production depletion rates and the resultant levels of cash flows generated and allocated by exploration and production companies to their drilling and workover budget. The industry is also impacted by domestic and international economic conditions, political instability in oil producing countries and merger, acquisition and divestiture activity among oil and natural gas exploration and production companies. The volatility of the oil and gas industry, and the consequent negative impact on the level of exploration, development and production activity by our customers, has adversely affected, and in the future may adversely affect, the demand for our services and our ability to negotiate pricing at levels generating desirable margins, especially in our hydraulic fracturing business.

There is significant potential for excess capacity in our industry, which could adversely affect our business and operating results. Natural gas prices declined in 2009 and remained depressed through 2013, which resulted in decreased activity in the natural gas-driven markets. However, oil prices increased during the first half of 2011 and remained relatively stable through 2013. The sustained price disparity between oil and natural gas on a Btu basis drove many companies operating in basins that were predominantly gas-related to relocate their equipment to more oily- and liquids-rich shale plays, such as the Eagle Ford Shale and Permian Basin. Much of the current horizontal drilling and completion related activity remains concentrated in oily- and liquids-rich formations. As drilling activity and completion capacity migrated into the oily- and liquids-rich regions, competition among energy service companies in those areas significantly increased. The resulting increase in supply relative to demand negatively affected utilization and pricing for our services.

During the first quarter of 2014, we experienced an increase in customer demand with the rise in completions activities in our core operating areas. We generated high utilization levels across our core service lines for the first quarter of 2014, with a strong improvement over the prior quarter. Based on current activity levels and visibility, we expect to maintain solid utilization across our service lines through the second quarter, and our outlook is positive for the remainder of 2014.

We are cautiously optimistic about the potential for further market improvement in 2014. We believe we are well-positioned to benefit from the increase in completion activities across the United States and the industry’s ongoing trends towards more service intensive jobs. We expect to continue increasing market share by strengthening our presence within our existing geographic footprint and concentrating on targeted expansion of our hydraulic fracturing and coiled tubing operations into areas in which our wireline business already has a strong presence. As we drive the further expansion of our core service lines and growth in market share, we remain focused on generating higher utilization across our operations by leveraging our reputation for providing superior customer service, execution and efficiency. We will continue to target high volume, high efficiency customers with service intensive, 24-hour work, which is where we believe that we better differentiate our services from our competitors.

Competition and Demand for Our Services

The markets in which we provide our core service offerings are highly competitive with significant potential for excess capacity. We provide these services across the continental United States and our competitors include many large and small energy service companies, including some of the largest integrated energy services companies.

We believe that the principal competitive factors in the markets that we serve are technical expertise, equipment capacity, work force capability, safety record, reputation and experience. Although we believe our customers consider all of these factors, price is often the primary factor in determining which service provider is awarded work. Additionally, projects are often awarded on a bid basis, which tends to further increase competition based primarily on price. While we must be competitive in our pricing, we believe many of our customers elect to work with us based on the safety, performance and quality of our crews, equipment and services. We seek to differentiate ourselves from our major competitors by our operating philosophy, which is focused on delivering the highest quality customer service and equipment, coupled with superior execution and operating efficiency. We target high volume, high efficiency customers with service intensive, 24-hour work, which is where we believe we can differentiate our services from our competitors.

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

Pressure on pricing for our hydraulic fracturing and other core services, including due to competition and industry and/or economic conditions, may impact, among other things, our ability to implement price increases or maintain pricing on our services. During periods of declining pricing for our services, we may not be able to reduce our costs accordingly, which could further adversely affect our results. Furthermore, even when we are able to increase our prices, we may not be able to do so at a rate that is sufficient to offset any rising costs. Also, we may not be able to successfully increase prices without adversely affecting our activity levels. The inability to maintain our prices or to increase our prices as costs increase could have a material adverse effect on our business, financial position and results of operations.

Results of Operations

Our results of operations are driven primarily by four interrelated, fluctuating variables: (1) the drilling and stimulation activities of our customers, which directly affects the demand for our services; (2) the prices we are able to charge for our services; (3) the cost of products, materials and labor, and our ability to pass those costs on to our customers; and (4) our service performance.

The majority of our revenue is generated from our hydraulic fracturing services. Historically, most of our hydraulic fracturing services were performed under long-term “take-or-pay” contracts, the last of which expired in February 2014. Currently, most of our hydraulic fracturing services, along with our other core services, are provided in the spot market. Accordingly, we are now more significantly affected, among other things, by the pricing pressures and other conditions of the markets in which we provide our services. For additional information about the factors impacting our business and results of operations, please see “Industry Trends and Outlook.”

Results for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The following table summarizes the change in our results of operations for the three months ended March 31, 2014 when compared to the three months ended March 31, 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change
Revenue	$316,537	$276,051	$40,486
Costs and expenses:
Direct Costs	230,544	187,100	43,444
Selling, general and administrative expenses	40,386	31,878	8,508
Research and Development	2,791	9	2,782
Depreciation and amortization	21,870	16,556	5,314
Loss on disposal of assets	38	90	(52)

Operating income	20,908	40,418	(19,510)
Other income (expense):
Interest expense, net	(1,749)	(1,660)	(89)
Other income, net	166	66	100

Total other expenses, net	(1,583)	(1,594)	11

Income before income taxes	19,325	38,824	(19,499)
Provision for income taxes	7,737	13,680	(5,943)

Net income	$11,588	$25,144	$(13,556)

Revenue

Revenue increased $40.5 million, or 14.7%, to $316.5 million for the three months ended March 31, 2014, as compared to $276.1 million for the same period in 2013. Revenue increased due to strong improvements in utilization in our Stimulation and Well Intervention Services and Wireline Services segments. This increase was primarily related to an increase of $21.0 million from our Wireline Services segment due to an increased number of units coupled with higher utilization. Revenue for the first quarter of 2014 was also positively impacted by (i) an increase in revenue of $13.1 million from our hydraulic fracturing operations due to higher utilization throughout the first quarter of 2014, as well as an increase in sand volumes due to the job-mix and (ii) an increase of $3.6 million from our coiled tubing operations due to higher utilization with the continued demand for our larger-diameter coiled tubing units.

Direct Costs

Direct costs increased $43.4 million, or 23.2%, to $230.5 million for the three months ended March 31, 2014, compared to $187.1 million for the same period in 2013 primarily due to a $23.3 million increase in our Stimulation and Well Intervention Services segment from our hydraulic fracturing operations and a $12.5 million increase in our Wireline Services segment, in each instance related to a corresponding increase in revenue. The increase in direct costs in our Stimulation and Well Intervention Services segment primarily resulted from greater input costs associated with the larger volumes of certain proppants and other consumables used in our hydraulic fracturing services. As a percentage of revenue, direct costs increased from 67.8% for the three months ended March 31, 2013 to 72.8% for the three months ended March 31, 2014, primarily due to increased exposure to the spot market in our hydraulic fracturing services.

Selling, General and Administrative Expenses (“SG&A”) and Research and Development Expenses (“R&D”)

SG&A increased $8.5 million, or 26.7%, to $40.4 million for the three months ended March 31, 2014, as compared to $31.9 million for the same period in 2013. We also incurred $2.8 million in R&D for the first quarter of 2014.

The increases in SG&A and R&D were primarily due to additional costs associated with our strategic initiatives, including diversification of our service offerings, vertical integration efforts across our service lines, the build-out of our research and technology capabilities and further geographic expansion. Inclusive of both SG&A and R&D, these initiatives contributed approximately $8.1 million of additional costs for the first quarter of 2014. We expect that both SG&A and R&D will continue to increase over the course of 2014 as we execute our long-term growth strategy.

Depreciation and Amortization

Depreciation and amortization expenses increased $5.3 million, or 32.1%, to $21.9 million for the three months ended March 31, 2014, as compared to $16.6 million for the same period in 2013. The increase was primarily related to $3.0 million from our Stimulation and Well Intervention Services segment due to the addition and deployment of new hydraulic fracturing and coiled tubing equipment and $1.8 million from our Wireline Services segment due to the addition and deployment of new wireline and pressure pumping equipment.

Interest Expense

Interest expense was $1.7 million for the three months ended March 31, 2014, which was consistent with the corresponding period in 2013.

Income Taxes

We recorded a tax provision of $7.7 million for the three months ended March 31, 2014, at an effective rate of 40.0%, compared to a tax provision of $13.7 million for the three months ended March 31, 2013, at an effective rate of 35.2%. The increase in the effective tax rate is primarily due to lower pre-tax book income, which caused permanent differences between book and taxable income and state income taxes to have a higher proportionate impact on the calculation of the effective tax rate.

Liquidity and Capital Resources

Since the beginning of 2011, our primary sources of liquidity have been cash flows from operations, borrowings under our credit facilities and the net proceeds that we received from our initial public offering. Our primary uses of capital during this period were for the growth of our Company, including the purchase and maintenance of equipment for our core service lines, strategic acquisitions that complement and enhance our business, geographic expansion and technological advancement. Our capital expenditures, maintenance costs and other expenses have increased substantially over the last few years to support our growth. As we execute our long-term growth strategy and advance on our strategic initiatives, we anticipate that these costs will continue to increase over 2014 and beyond.

We are actively exploring opportunities to expand and diversify our product and service offerings, including through acquisitions of technologies, assets and businesses that represent a good operational, strategic and/or synergistic fit with our existing service offerings. We are also committed to geographic expansion, both domestically and internationally. The successful execution of our long-term growth strategy depends on our ability to raise capital as needed. Even in challenging market conditions, we continued to generate solid cash flows that have allowed us to repay a large portion of the debt we incurred for the June 2012 acquisition of our wireline business, while continuing to fund capital expenditures. Our free cash flow and strong balance sheet allows us to be flexible with our approach to organic growth and acquisition opportunities. We believe that we are well-positioned to capitalize on available opportunities and finance future growth. However, sustained pressure on pricing and decreased utilization for our hydraulic fracturing services could cause us to reduce our capital expenditures.

Our Credit Facility (as defined and described in more detail under “Description of Our Indebtedness” and in “Note 2 – Long-Term Debt and Capital Lease Obligations” to the accompanying consolidated financial statements) provides for up to $400.0 million of revolving credit. As of March 31, 2014, we had $163.0 million outstanding under the Credit Facility and $2.0 million in letters of credit, and as of May 2, 2014, we had $192.0 million outstanding along with $2.0 million in letters of credit, leaving $206.0 million available for additional borrowings at that date. Our Credit Facility contains covenants that require us to maintain an interest coverage ratio, to maintain a leverage ratio and to satisfy certain other conditions, as well as certain limitations on our ability to make capital expenditures on a fiscal year basis. These covenants are subject to a number of exceptions and qualifications. As of March 31, 2014, we were in compliance with these covenants.

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

Capital expenditures totaled $57.4 million during the first three months of 2014, which primarily consisted of construction costs for previously announced new equipment orders. Our remaining 2014 planned capital expenditures are expected to range from approximately $200 million to $220 million based on current equipment orders and growth estimates, excluding any acquisitions. The increase in planned 2014 capital expenditures primarily relates to the additional 40,000 hydraulic horsepower that we have committed to manufacture for deployment by the fourth quarter of 2014. Currently, our capital expenditures are weighted toward the first nine months of 2014, with the majority intended to be utilized on new hydraulic fracturing equipment, as well as new coiled tubing and wireline equipment. However, if we see any indication of a pullback in activity levels and customer demand we have the flexibility to cease manufacturing and use the components with our existing equipment. Our other planned capital expenditures include maintenance capital for our core service lines, as well as further investments in our strategic initiatives.

We believe we are well-positioned to finance our future growth. Despite the highly competitive environment, which impacted our 2013 financial results, we have continued to generate strong cash flows. As of May 2, 2014, $206.0 million was available for borrowing under our credit facility. We believe our cash flows from operations and existing capital, coupled with borrowings under our Credit Facility, will be sufficient to fund our 2014 capital expenditures and sustain our spending levels over the next twelve months. We plan to continue to monitor the economic environment and demand for our services and adjust our business strategy as necessary.

We continually monitor new advances in equipment and down-hole technology, as well as new technologies and processes that will further enhance our existing service capabilities, reduce costs and increase efficiencies. In 2013, we established a research and technology division as we focused on technological advancement as one of our strategic initiatives. We will continue to invest in our research and technology capabilities as a key element of our growth strategy. We believe that these efforts will enable us to more effectively compete against larger integrated energy services companies, both domestically and internationally.

Additionally, we are actively evaluating opportunities to further expand our business and grow our geographic footprint, including through strategic acquisitions and targeted expansion, both domestically and internationally. With respect to our international expansion efforts, we are investing in the infrastructure needed to capitalize on available opportunities and support future operations. We recently established coiled tubing equipment, crews and logistics on the ground in Saudi Arabia as we prepare to service our first international contract, with operations scheduled to begin in the second quarter of 2014. We have an office in Dubai and we expect to commence construction of an operational facility in Dubai in 2014 to support our anticipated future Middle East operations. As we pursue compelling opportunities, we will continue to make capital investment decisions that we believe will support our long-term growth strategy.

Financial Condition and Cash Flows

The net cash provided by or used in our operating, investing and financing activities is summarized below (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash provided by (used in):
Operating activities	$51,391	$62,320
Investing activities	(60,341)	(36,677)
Financing activities	11,841	(17,978)

Change in cash and cash equivalents	$2,891	$7,665

Cash Provided by Operating Activities

Net cash provided by operating activities decreased $10.9 million for the three months ended March 31, 2014 as compared to the corresponding period in 2013. This decrease was primarily due to lower net income, offset by an increase in depreciation and amortization.

Cash Used in Investing Activities

Net cash used in investing activities increased $23.7 million for the three months ended March 31, 2014 as compared to the corresponding period in 2013. This increase was primarily due to a $20.4 million increase in capital expenditures primarily related to service equipment used in our Stimulation and Well Intervention and Wireline Services segments.

Cash Provided by Financing Activities

Net cash provided by financing activities was $11.8 million for the three months ended March 31, 2014 as compared to net cash used in financing activities of $18.0 million for the corresponding period in 2013. Net cash provided by financing activities increased $29.8 million primarily as a result of cash obtained from our Credit Facility to fund our strategic initiatives.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of March 31, 2014.

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

The Amendment increased our borrowing capacity under the Credit Facility to $400.0 million. To effectuate this increase, new financial institutions were added to the Credit Facility as lenders and certain existing lenders severally agreed to increase their respective commitments. Pursuant to the Amendment, the aggregate amount by which we may periodically increase commitments through incremental facilities was increased from $75.0 million to $100.0 million, the sublimit for letters of credit was left unchanged at $200.0 million and the sublimit for swing line loans was increased from $15.0 million to $25.0 million. On June 7, 2012, we drew $220.0 million from the Credit Facility to fund a portion of the purchase price of the acquisition of our wireline business. As of March 31, 2014, we had $163.0 million outstanding under the Credit Facility and $2.0 million in letters of credit, and as of May 2, 2014, we had $192.0 million outstanding along with $2.0 million in letters of credit, leaving $206.0 million available for borrowing.

Loans under our Credit Facility are denominated in U.S. dollars and will mature on April 19, 2016. Outstanding loans bear interest at either LIBOR or a base rate, at our election, plus an applicable margin which ranges from 1.25% to 2.00% for base rate loans and from 2.25% to 3.00% for LIBOR loans, based upon our Consolidated Leverage Ratio. The Consolidated Leverage Ratio is the ratio of funded indebtedness to EBITDA for us and our subsidiaries on a consolidated basis. All obligations under our Credit Facility are secured, subject to agreed-upon exceptions, by a first priority perfected security position on all real and personal property of us and the Guarantor Subsidiaries. The weighted average interest rate as of March 31, 2014 was 2.4%.

The Credit Facility contains customary affirmative covenants including financial reporting, governance and notification requirements. The Amendment made certain changes to the Credit Facility’s affirmative covenants, including the financial reporting and notification requirements, and the Credit Facility’s negative covenants, including the restriction on our ability to conduct asset sales, incur additional indebtedness, issue dividends, grant liens, issue guarantees, make investments, loans or advances and enter into certain transactions with affiliates. Additionally, the Amendment altered the restriction on capital expenditures to allow us to make an unlimited amount of capital expenditures so long as (i) the pro forma Consolidated Leverage Ratio is less than 2.00 to 1.00, (ii) we have pro forma liquidity of greater than $40.0 million, (iii) no default exists and (iv) the capital expenditures could not reasonably be expected to cause a default. Further, in the event that these conditions are not met, we will be permitted to make capital expenditures in any fiscal year in an amount equal to the greater of 12.5% of the consolidated tangible assets of us and our subsidiaries or $200.0 million, provided that up to $50.0 million of such amount in any fiscal year may be rolled over to the subsequent fiscal year and up to $50.0 million may be pulled forward from the subsequent fiscal year. These capital expenditure restrictions do not apply to capital expenditures financed solely with the proceeds from the issuance of qualified equity interests and asset sales or normal replacement and maintenance capital expenditures.

The Credit Facility requires us to maintain, measured on a consolidated basis, (1) an Interest Coverage Ratio of not less than 3.00 to 1.00 and (2) a Consolidated Leverage Ratio of not greater than 3.25 to 1.00. As of March 31, 2014, we were in compliance with all debt covenants.

Capitalized terms used in “Description of Our Indebtedness” but not defined herein are defined in the Credit Facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Controls over Financial Reporting.

No changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims incidental to or arising in the ordinary course of our business. Our management does not expect the outcome in any of these known legal proceedings, individually or collectively, to have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the risks and the other information set forth in this Form 10-Q, including under the section titled “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a detailed discussion of known material factors which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes stock repurchase activity for the three months ended March 31, 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under Such Program
January 1—January 31	—	$—	—	—
February 1—February 28	72,578	24.74	—	—
March 1—March 31	358	26.03	—	—

(a)	Represents shares that were withheld by us to satisfy tax withholding obligations of employees that arose upon the vesting of restricted stock. The value of such shares is based on the closing price of our common stock on the vesting date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

3.1	Amended and Restated Certificate of Incorporation of C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Registration Statement on Form S-1, dated March 30, 2011 (Registration No. 333-173177)).

3.2	Second Amended and Restated Bylaws of C&J Energy Services, Inc., effective February 27, 2012 (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on February 29, 2012 (File No. 001-35255)).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&J Energy Services, Inc.

Date: May 7, 2014	By:	/s/ Randall C. McMullen, Jr.
Randall C. McMullen, Jr.
President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Registration Statement on Form S-1, dated March 30, 2011 (Registration No. 333-173177)).

3.2	Second Amended and Restated Bylaws of C&J Energy Services, Inc., effective February 27, 2012 (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on February 29, 2012 (File No. 001-35255)).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.