Form 10-Q
period 2014-06-30
C&J Energy Services, Inc.
filed 2014-08-06
CIK 1509273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at August 1, 2014, was 55,345,059.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

-i-

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,315	$14,414
Accounts receivable, net of allowance of $1,935 at June 30, 2014 and $1,668 at December 31, 2013	228,166	152,696
Inventories, net	75,951	70,946
Prepaid and other current assets	20,377	17,066
Deferred tax assets	452	1,722

Total current assets	344,261	256,844
Property, plant and equipment, net of accumulated depreciation of $190,778 at June 30, 2014 and $148,954 at December 31, 2013	662,513	535,574
Other assets:
Goodwill	220,507	205,798
Intangible assets, net	135,096	123,038
Deposits on equipment under construction	12,231	4,331
Deferred financing costs, net of accumulated amortization of $3,074 at June 30, 2014 and $2,494 at December 31, 2013	2,108	2,688
Other noncurrent assets	7,266	4,027

Total assets	$1,383,982	$1,132,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$151,057	$88,576
Payroll and related costs	21,687	13,711
Accrued expenses	21,522	18,619
Income taxes payable	—	266
Current capital lease obligations	4,355	2,861
Other current liabilities	2,166	1,100

Total current liabilities	200,787	125,133
Deferred tax liabilities	155,337	145,215
Long-term debt and capital lease obligations	297,589	164,205
Other long-term liabilities	2,528	1,596

Total liabilities	656,241	436,149
Commitments and contingencies
Stockholders’ equity
Common stock, par value of $0.01, 100,000,000 shares authorized, 55,350,638 issued and outstanding at June 30, 2014 and 54,604,124 issued and outstanding at December 31, 2013	554	546
Additional paid-in capital	263,074	254,188
Retained earnings	464,113	441,417

Total stockholders’ equity	727,741	696,151

Total liabilities and stockholders’ equity	$1,383,982	$1,132,300

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$367,921	$266,956	$684,458	$543,007

Costs and expenses:
Direct costs	268,013	180,056	498,583	367,157
Selling, general and administrative expenses	50,920	33,433	91,306	65,310
Research and development	3,593	454	6,358	463
Depreciation and amortization	25,374	17,926	47,244	34,482
(Gain) loss on disposal of assets	(39)	232	(1)	322

Operating income	20,060	34,855	40,968	75,273

Other income (expense):
Interest expense, net	(2,195)	(1,673)	(3,944)	(3,333)
Other income, net	212	54	378	120

Total other income (expense)	(1,983)	(1,619)	(3,566)	(3,213)

Income before income taxes	18,077	33,236	37,402	72,060

Income tax expense	6,969	12,389	14,706	26,069

Net income	$11,108	$20,847	$22,696	$45,991

Net income per common share:
Basic	$0.21	$0.39	$0.42	$0.87

Diluted	$0.20	$0.38	$0.40	$0.84

Weighted average common shares outstanding:
Basic	53,814	52,797	53,722	52,665

Diluted	56,709	55,064	56,547	55,051

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional
	Number of	Amount, at	Paid-in	Retained
	Shares	$0.01 par value	Capital	Earnings	Total
Balance, December 31, 2012	53,132	$531	$224,348	$375,012	$599,891
Issuance of restricted stock, net of forfeitures	669	7	(7)	—	—
Employee tax withholding on restricted stock vesting	(74)	(1)	(1,374)	—	(1,375)
Exercise of stock options	877	9	5,210	—	5,219
Tax effect of stock-based compensation	—	—	3,430	—	3,430
Stock-based compensation	—	—	22,581	—	22,581
Net income	—	—	—	66,405	66,405

Balance, December 31, 2013	54,604	546	254,188	441,417	696,151
Issuance of restricted stock, net of forfeitures	737	7	(7)	—	—
Employee tax withholding on restricted stock vesting	(147)	(1)	(4,253)	—	(4,254)
Exercise of stock options	157	2	808	—	810
Tax effect of stock-based compensation	—	—	2,061	—	2,061
Stock-based compensation	—	—	10,277	—	10,277
Net income	—	—	—	22,696	22,696

Balance, June 30, 2014*	55,351	$554	$263,074	$464,113	$727,741

*	Unaudited

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$22,696	$45,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,244	34,482
Deferred income taxes	2,917	(6,785)
Provision for doubtful accounts, net of write-offs	300	334
Equity in earnings from unconsolidated affiliate	(258)	—
(Gain) loss on disposal of assets	(1)	322
Stock-based compensation expense	10,277	11,568
Amortization of deferred financing costs	580	580
Inventory write-down	—	870
Changes in operating assets and liabilities:
Accounts receivable	(72,889)	(7,900)
Inventories	(4,572)	7,448
Prepaid and other current assets	(2,983)	(7,178)
Accounts payable	57,510	2,118
Payroll and related costs and accrued expenses	9,922	2,535
Income taxes payable	(301)	9,201
Other	1,281	(485)

Net cash provided by operating activities	71,723	93,101

Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(138,816)	(77,097)
Proceeds from disposal of property, plant and equipment	661	1,000
Investment in unconsolidated affiliate	(3,000)	—
Payments made for business acquisitions, net of cash acquired	(33,350)	(7,934)

Net cash used in investing activities	(174,505)	(84,031)

Cash flows from financing activities:
Proceeds from revolving debt	143,000	25,000
Payments on revolving debt	(32,000)	(40,000)
Payments of capital lease obligations	(1,969)	(1,021)
Proceeds from stock options exercised	810	4,121
Employee tax withholding on restricted stock vesting	(4,254)	(1,181)
Excess tax benefit from stock-based award activity	2,096	2,240

Net cash provided by (used in) financing activities	107,683	(10,841)

Net increase in cash and cash equivalents	4,901	(1,771)
Cash and cash equivalents, beginning of period	14,414	14,442

Cash and cash equivalents, end of period	$19,315	$12,671

Supplemental cash flow disclosure:
Cash paid for interest	$3,306	$2,774

Cash paid for taxes	$11,086	$21,413

Non-cash consideration for business acquisition	$—	$900

Non-cash investing and financing activity
Capital lease obligation related to corporate headquarters	$25,636	$—

Change in accrued capital expenditures	$4,894	$2,364

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization, Nature of Business and Summary of Significant Accounting Policies

C&J Energy Services, Inc., a Delaware corporation, was founded in Texas in 1997. Through its subsidiaries, the Company operates in three reportable segments: Stimulation and Well Intervention Services, Wireline Services and Equipment Manufacturing. The Company provides hydraulic fracturing, coiled tubing and other well stimulation services through its Stimulation and Well Intervention Services segment and cased-hole wireline, pumpdown and other complementary services through its Wireline Services segment to oil and natural gas exploration and production companies throughout the United States. With the development of a specialty chemicals business and strategic acquisitions during 2013, the Company now blends and supplies specialty chemicals for completion and production services, and also manufactures and provides downhole tools and related directional drilling technology and data acquisition and control systems through its Stimulation and Well Intervention Services segment. These products are provided to third-party customers in the energy services industry and are also used in the Company’s operations and equipment. In addition, the Company manufactures, refurbishes and repairs equipment and provides oilfield parts and supplies for third-party customers in the energy services industry through its Equipment Manufacturing segment. The Company also fulfills its internal equipment demands through this segment. See “Note 6 – Segment Information” for further discussion regarding the Company’s reportable segments. As used herein, references to the “Company” or “C&J” are to C&J Energy Services, Inc. together with its consolidated subsidiaries, including C&J International B.V. and C&J International Middle East FZCO.

Basis of Presentation and Principles of Consolidation. The accompanying consolidated financial statements have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2013 is derived from consolidated financial statements audited by the Company’s predecessor auditor. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation have been included.

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

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are used in, but are not limited to, determining the following: allowance for doubtful accounts, recoverability of long-lived assets and intangibles, useful lives used in depreciation and amortization, inventory reserves, income taxes and stock-based compensation. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.

New Accounting Pronouncements. On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Inventories. Inventories for the Stimulation and Well Intervention Services segment and the Wireline Services segment consist of finished goods and raw materials, including equipment components, chemicals, proppants, supplies and materials for the segments’ operations. Inventories for the Equipment Manufacturing segment consist of raw materials and work-in-process, including equipment components, supplies and materials. See “Note 6 – Segment Information” for further discussion regarding the Company’s reportable segments.

Inventories are stated at the lower of cost or market (net realizable value) on a first-in, first-out basis and appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Raw materials	$38,499	$31,445
Work-in-process	4,774	3,652
Finished goods	33,519	36,690

Total inventory	76,792	71,787

Inventory reserve	(841)	(841)

Inventory, net of reserve	$75,951	$70,946

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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Pursuant to pricing agreements and other contractual arrangements which the Company may enter into from time to time, such as those associated with an award from a bid process, customers typically commit to targeted utilization levels based on a specified number of hours of service at agreed-upon pricing, but without termination penalties or obligations to pay for services not used by the customer. In addition, the agreed-upon pricing is typically subject to periodic review, as specifically defined in the agreement, and may be adjusted upon the agreement of both parties.

Rates for services performed on a spot market basis are based on an agreed-upon hourly spot market rate for a specified number of hours of service.

Coiled Tubing and Other Well Stimulation Revenue. The Company provides coiled tubing and other well stimulation services, including nitrogen, pressure pumping and thru-tubing services, primarily on a spot market basis. Jobs for these services are typically short-term in nature, lasting anywhere from a few hours to multiple days. Revenue is recognized upon completion of each day’s work based upon a completed field ticket. The field ticket includes charges for the mobilization of equipment to the location, the service performed, the personnel on the job, additional equipment used on the job, if any, and miscellaneous consumables used throughout the course of service. The Company typically charges the customer for these services and resources on an hourly basis at agreed-upon spot market rates.

Revenue from Materials Consumed While Performing Services. The Company generates revenue from chemicals, proppants and other materials that are consumed while performing hydraulic fracturing services. For services performed on a spot market basis, the required consumables are typically provided by the Company and the customer is billed for those consumables at cost plus an agreed-upon markup. For services performed on a contractual basis, when the consumables are provided by the Company, the customer typically is billed for those consumables at a negotiated contractual rate. When consumables are supplied by the customer, the Company typically charges handling fees based on the amount of consumables used.

In addition, ancillary to coiled tubing and other well stimulation services revenue, the Company generates revenue from various fluids and materials used during those processes.

Wireline Revenue. The Company provides cased-hole wireline, pumpdown and other complementary services, including logging, perforating, pipe recovery and pressure testing services on a spot market basis. Jobs for these services are typically short-term in nature, lasting anywhere from a few hours to multiple days. Revenue is recognized when the services and equipment are provided and the job is completed. The Company typically charges the customer on a per job basis for these services at agreed-upon spot market rates.

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

Stock-Based Compensation. The Company’s stock-based compensation plans provide the ability to grant equity awards to the Company’s employees, consultants and non-employee directors. As of June 30, 2014, only nonqualified stock options and restricted stock had been granted under such plans. The Company values option grants based on the grant date fair value by using the Black-Scholes option-pricing model and values restricted stock grants based on the closing price of C&J’s common stock on the grant date. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. Further information regarding the Company’s stock-based compensation arrangements and the related accounting treatment can be found in “Note 4 – Stock-Based Compensation.”

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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effective tax rate was 39.3% for the six-month period ending June 30, 2014 as compared to 36.2% for the six-month period ending June 30, 2013. The increase in the effective tax rate is primarily due to lower pre-tax book income, which caused permanent differences between book and taxable income and state income taxes to have a higher proportionate impact on the calculation of the effective tax rate, partially offset by the recognition of tax benefits for federal and state tax credits.

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

The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the applicable periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Numerator:
Net income attributed to common shareholders	$11,108	$20,847	$22,696	$45,991

Denominator:
Weighted average common shares outstanding	53,814	52,797	53,722	52,665
Effect of potentially dilutive common shares:
Stock options	2,434	2,047	2,316	2,145
Restricted stock	461	220	509	241

Weighted average common shares outstanding and assumed conversions	56,709	55,064	56,547	55,051

Earnings per common share:
Basic	$0.21	$0.39	$0.42	$0.87

Diluted	$0.20	$0.38	$0.40	$0.84

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of securities excluded from the computation of basic and diluted earnings per share is presented below for the applicable periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Basic earnings per share:
Restricted stock	1,596	1,379	1,508	1,236
Diluted earnings per share:
Anti-dilutive stock options	—	1,127	—	1,126
Anti-dilutive restricted stock	—	655	—	328

Potentially dilutive securities excluded as anti-dilutive	—	1,782	—	1,454

Reclassifications and immaterial adjustment. Certain reclassifications have been made to prior period consolidated financial statements to conform to the current period presentations. Additionally, an immaterial adjustment has been made to the Company’s consolidated statement of cash flows for the six months ended June 30, 2013 to increase previously reported operating cash flows and decrease previously reported investing cash flows by $2.4 million to properly reflect accrued capital expenditures on the consolidated statement of cash flows as a supplemental non-cash investing activity. This adjustment had no impact to the Company’s consolidated statement of operations for the six months ended June 30, 2013.

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

As of June 30, 2014, $261.0 million was outstanding under the Credit Facility, along with $2.0 million in letters of credit, leaving $137.0 million available for borrowing. All obligations under the Credit Facility are guaranteed by the Company’s wholly-owned domestic subsidiaries, other than immaterial subsidiaries. The weighted average interest rate as of June 30, 2014 was 2.8%.

The Credit Facility contains customary affirmative and restrictive covenants including financial reporting, governance and notification requirements. The covenants require the Company to maintain, measured on a consolidated basis, (1) an Interest Coverage Ratio of not less than 3.00 to 1.00 and (2) a Consolidated Leverage Ratio of not greater than 3.25 to 1.00. Among other restrictions, the Company is unable to issue dividends under the terms of the Credit Facility. The Company was in compliance with all debt covenants under the Credit Facility as of June 30, 2014.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capitalized terms used in this “Note 2 – Long-Term Debt and Capital Lease Obligations” but not defined herein are defined in the Credit Facility.

Capital Lease Obligations

In 2013, the Company entered into “build-to-suit” lease agreements for the construction of its new research and technology facility and its new corporate headquarters. Each lease is accounted for as a capital lease. The lease for the research and technology facility commenced upon completion of construction in October 2013, creating a capital lease obligation of $13.5 million. The lease for the corporate headquarters facility commenced upon completion of construction in March 2014, creating a capital lease obligation of $25.6 million. As of June 30, 2014, the Company had $36.6 million in long-term capital lease obligations associated with the new research and technology facility and corporate headquarters.

The Company leases certain service equipment, with the intent to purchase, under non-cancelable capital leases. The terms of these contracts range from three to four years with varying payment dates throughout each month.

Note 3 - Intangible Assets

Intangible assets consist of the following (in thousands):

	Amortization Period	June 30, 2014	December 31, 2013
Trade name	10-15 years	$29,315	$27,665
Customer relationships	8-15 years	116,073	100,593
Non-compete	4-5 years	1,810	1,600
Developed technology	10 years	2,110	2,110
IPR&D	Indefinite	7,598	7,598
Trade name - Total Equipment	Indefinite	6,247	6,247

		163,153	145,813
Less: accumulated amortization		(28,057)	(22,775)

Intangible assets, net		$135,096	$123,038

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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A total of 4.3 million shares of common stock were authorized and approved for issuance under the 2012 LTIP. This number of shares is subject to adjustment in the event of a reclassification, recapitalization, merger, consolidation, reorganization, spin-off, split-up, issuance of warrants, rights or debentures, stock dividend, stock split or reverse stock split, cash dividend, property dividend, combination or exchange of shares, repurchase of shares, change in corporate structure or any similar corporate event or transaction. This number of shares may also increase due to the termination of an award granted under the 2012 LTIP, or under the Company’s Prior Plans (as defined below), by expiration, forfeiture, cancellation or otherwise without the issuance of the shares of common stock. Approximately 2.6 million shares were available for issuance under the 2012 LTIP as of June 30, 2014.

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

Stock Options

The fair value of each option award granted under the 2012 LTIP and the Prior Plans is estimated on the date of grant using the Black-Scholes option-pricing model. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock on the grant date. For options granted prior to the Company’s initial public offering, which closed on August 3, 2011, the calculation of the Company’s stock price involved the use of different valuation techniques, including a combination of an income and/or market approach. Determination of the fair value was a matter of judgment and often involved the use of significant estimates and assumptions. Additionally, due to the Company’s lack of historical volume of option activity, the expected term of options granted is derived using the “plain vanilla” method. In addition, expected volatilities have been based on comparable public company data, with consideration given to the Company’s limited historical data. The Company makes estimates with respect to employee termination and forfeiture rates of the options within the valuation model. The risk-free rate is based on the approximate U.S. Treasury yield rate in effect at the time of grant. No stock options were granted by the Company during the six months ended June 30, 2014 and June 30, 2013.

As of June 30, 2014, the Company had approximately 5.1 million options outstanding to employees and non-employee directors. Option awards granted under the 2012 LTIP and the Prior Plans expire on the tenth anniversary of the grant date and generally vest over three years of continuous service with one-third vesting on each of the first, second and third anniversaries of the grant date.

Restricted Stock

Restricted stock is valued based on the closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”) on the date of grant. During the six months ended June 30, 2014, approximately 0.8 million shares of restricted stock were granted to employees and non-employee directors under the 2012 LTIP at fair market values ranging from $22.65 to $29.03 per share. During the six months ended June 30, 2013, 0.7 million shares of restricted stock were granted to employees, consultants and non-employee directors under the 2012 LTIP at fair market values ranging from $19.79 to $23.69 per share.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

To the extent permitted by law, the recipient of an award of restricted stock will have all of the rights of a stockholder with respect to the underlying shares of common stock, including the right to vote the common shares and to receive all dividends or other distributions made with respect to the common shares. Dividends on restricted stock will be deferred until the lapsing of the restrictions imposed on the shares and will be held by the Company for the account of the recipient (either in cash or to be reinvested in shares of restricted stock) until such time. Payment of the deferred dividends and accrued interest, if any, shall be made upon the lapsing of restrictions on the shares of restricted stock, and any dividends deferred in respect of any shares of restricted stock shall be forfeited upon the forfeiture of such shares of restricted stock. The Company has not issued dividends.

As of June 30, 2014, the Company had approximately 1.4 million restricted shares outstanding to employees and non-employee directors. Restricted stock awards granted under the 2012 LTIP generally vest over a three-year period from the grant date.

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

Stimulation and Well Intervention Services. This segment has two related service lines providing hydraulic fracturing services and coiled tubing and other well stimulation services. Additionally, with the development of a specialty chemicals business and strategic acquisitions during 2013, the Company now blends and supplies specialty chemicals for completion and production services, and also manufactures and provides downhole tools and related directional drilling technology and data acquisition and control systems. These products are provided to third-party customers in the energy services industry and are also used in the Company’s operations and equipment.

Wireline Services. This segment provides cased-hole wireline, pumpdown and other complementary services, including logging, perforating, pipe recovery and pressure testing services on a spot market basis. Beginning on May 30, 2014 the results of Tiger Casedhole Services, Inc. (“Tiger”) are included in this segment. See “Note 7 – Mergers and Acquisitions” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in Item 2 of this Form 10-Q for further discussion regarding the Tiger Acquisition.

Equipment Manufacturing. This segment manufactures, refurbishes and repairs equipment and provides oilfield parts and supplies for third-party customers in the energy services industry, as well as to fulfill the internal equipment demands of the Company’s Stimulation and Well Intervention Services and Wireline Services segments.

The following tables set forth certain financial information with respect to the Company’s reportable segments. Included in “Corporate and Other” are intersegment eliminations and costs associated with activities of a general corporate nature.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Stimulation & Well Intervention Services	Wireline Services	Equipment Manufacturing	Corporate and Other	Total
	(in thousands)
Three months ended June 30, 2014
Revenue from external customers	$270,930	$93,637	$3,354	$—	$367,921
Inter-segment revenues	195	—	30,172	(30,367)	—
Adjusted EBITDA	38,493	31,211	7,253	(23,936)	53,021
Depreciation and amortization	15,288	9,228	449	409	25,374
Operating income (loss)	23,450	21,968	6,802	(32,160)	20,060
Capital expenditures	62,512	19,993	1,403	2,426	86,334
Six months ended June 30, 2014
Revenue from external customers	$502,174	$176,765	$5,519	$—	$684,458
Inter-segment revenues	201	—	48,078	(48,279)	—
Adjusted EBITDA	72,097	56,017	10,750	(42,861)	96,003
Depreciation and amortization	29,197	17,006	892	149	47,244
Operating income (loss)	43,078	38,925	9,853	(50,888)	40,968
Capital expenditures	96,254	44,454	1,739	1,263	143,710
As of June 30, 2014
Total assets	$783,502	$482,247	$104,863	$13,370	$1,383,982
Goodwill	69,423	146,366	4,718	—	220,507
Three months ended June 30, 2013
Revenue from external customers	$197,737	$67,661	$1,558	$—	$266,956
Inter-segment revenues	—	3	11,643	(11,646)	—
Adjusted EBITDA	48,370	19,711	1,198	(15,339)	53,940
Depreciation and amortization	11,324	6,409	407	(214)	17,926
Operating income (loss)	36,160	13,029	790	(15,124)	34,855
Capital expenditures	21,302	8,059	271	12,857	42,489
Six months ended June 30, 2013
Revenue from external customers	$410,424	$129,790	$2,793	$—	$543,007
Inter-segment revenues	115	3	30,343	(30,461)	—
Adjusted EBITDA	102,648	37,361	3,072	(31,838)	111,243
Depreciation and amortization	21,831	12,241	809	(399)	34,482
Operating income (loss)	79,901	24,720	2,260	(31,608)	75,273
Capital expenditures	46,701	20,468	541	11,751	79,461
As of June 30, 2013
Total assets	$613,445	$390,573	$78,504	$(10,524)	$1,071,998
Goodwill	64,703	131,455	4,718	—	200,876

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Adjusted EBITDA	$53,021	$53,940	$96,003	$111,243
Interest expense, net	(2,195)	(1,673)	(3,944)	(3,333)
Income tax expense	(6,969)	(12,389)	(14,706)	(26,069)
Depreciation and amortization	(25,374)	(17,926)	(47,244)	(34,482)
Inventory write-down	—	(870)	—	(870)
(Gain) loss on disposal of assets	39	(232)	1	(322)
Transaction costs	(7,414)	(3)	(7,414)	(176)

Net income	$11,108	$20,847	$22,696	$45,991

Note 7 - Mergers and Acquisitions

Agreement to Combine with the Completion and Production Services Businesses of Nabors Industries, Ltd.

On June 25, 2014, the Company entered into a definitive merger agreement (the “Merger Agreement”) with Nabors Industries Ltd., a Bermuda exempted company (“Nabors”), and Nabors Red Lion Limited, a Bermuda exempted company and a subsidiary of Nabors (“Red Lion”), pursuant to which, subject to the terms and conditions thereof, a wholly owned subsidiary of Red Lion (“Merger Sub”) will merge with and into C&J with C&J surviving as a wholly owned subsidiary of Red Lion (the “Merger”). Prior to the Merger, Nabors will undergo a restructuring pursuant to a Separation Agreement dated as of June 25, 2014 by and between Nabors and Red Lion (the “Separation Agreement”) to separate Nabors’ completion and production services businesses in the U.S. and Canada (“NCPS”) from the other businesses of Nabors, as a result of which Red Lion will own solely NCPS (the “Separation”). In the Merger, each share of the Company’s common stock (other than any treasury shares) will be converted into the right to receive one Red Lion common share. It is currently expected that, immediately following the closing of the Merger (the “Closing”), former C&J stockholders will own approximately 47% of the issued and outstanding Red Lion common shares (49.75% on a fully diluted basis) and Nabors will own approximately 53% of the issued and outstanding Red Lion common shares (50.25% on a fully diluted basis). When the Merger is completed, Red Lion (which will then own both NCPS and C&J) will be renamed C&J Energy Services, Ltd. and is expected to be listed on the NYSE under the ticker symbol CJES. Both the Separation and Merger are expected to qualify as tax-free transactions.

At Closing, Nabors will receive total consideration comprised of approximately 62.5 million Red Lion common shares and approximately $938 million in cash, which had an aggregate value of approximately $2.86 billion as of June 25, 2014.

Closing is subject to customary closing conditions, including, among others (1) approval by C&J’s stockholders, (2) the registration statement on Form S-4 used to register the Red Lion common shares to be issued in the Merger being declared effective by the SEC and (3) the approval for listing on the NYSE of the Red Lion common shares to be issued in the Merger.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

C&J expects the Closing to occur before the end of 2014, although there can be no assurance as to whether or when the Closing will occur. On July 28, 2014 the Company was granted early termination of the Hart-Scott Rodino Antitrust Improvement Act of 1976 (“HSR”) waiting period by the U.S. Federal Trade Commission. The Company and Red Lion intend to file a proxy statement / prospectus with the SEC as soon as possible.

Acquisition of Tiger

On May 30, 2014, the Company acquired all of the outstanding equity interests of Tiger for approximately $33.4 million in cash, subject to a customary final working capital adjustment to be agreed upon within 120 days after closing.

Tiger provides cased-hole wireline, logging, perforating, pipe recovery and tubing-conveyed perforating services. The acquisition of Tiger increased the Company’s existing wireline capabilities and provides a presence on the U.S. West Coast. The results of Tiger’s operations since the date of the acquisition have been included in the Company’s consolidated financial statements and are reflected in the Wireline Services Segment in “Note 6 – Segment Information”.

The purchase price was allocated to the net assets acquired based upon their estimated fair values, as follows (in thousands):

Current assets	$3,871
Property and equipment	7,940
Goodwill	14,911
Other intangible assets	17,340

Total assets acquired	$44,062

Current liabilities	$1,223
Deferred income taxes	8,475
Other liabilities	1,014

Total liabilities assumed	$10,712

Net assets acquired	$33,350

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “plan,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “potential,” “would,” “may,” “probable,” “likely,” and similar expressions that convey the uncertainty of future events or outcomes, and the negative thereof, are intended to identify forward-looking statements. Forward-looking statements, which are not generally historical in nature, include those that express a belief, expectation or intention regarding our future activities, plans and goals and our current expectations with respect to, among other things:

•	our future revenue, income and operating performance;

•	our ability to sustain and improve our utilization, revenue and margins;

•	our ability to maintain acceptable pricing for our services, including through term contacts and/or pricing agreements;

•	our operating cash flows and availability of capital;

•	our ability to execute our long-term growth strategy, including expansion into new geographic regions and business lines;

•	our plan to continue to focus on international growth opportunities, and our ability to successfully execute and capitalize on such opportunities;

•	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements;

•	the timing and success of future acquisitions and other strategic initiatives and special projects;

•	future capital expenditures;

•	our ability to finance equipment, working capital and capital expenditures; and

•	our ability to consummate, the timing and success of the proposed combination with the Completion and Production Services businesses of Nabors Industries, Ltd.

Forward-looking statements are not assurances of future performance and actual results could differ materially from our historical experience and our present expectations or projections. These forward-looking statements are based on management’s current expectations and beliefs, forecasts for our existing operations, experience, expectations and perception of historical trends, current conditions, anticipated future developments and their effect on us, and other factors believed to be appropriate. Although management believes the expectations and assumptions reflected in these forward-looking statements are reasonable as and when made, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all). Our forward-looking statements involve significant risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, risks associated with the following:

•	the cyclical nature and volatility of the oil and gas industry, which impacts the level of exploration, production and development activity and spending patterns by the oil and natural gas exploration and production industry;

•	a decline in, or substantial volatility of, crude oil and natural gas commodity prices, which generally leads to decreased spending by our customers and negatively impacts drilling and production activity and therefore impacts demand for our services;

•	a decline in demand for our services, including due to overcapacity and other competitive factors affecting our industry;

•	pressure on pricing for our core services, including due to competition and industry and/or economic conditions, which may, impact among other things, our ability to implement price increases or maintain pricing on our core services;

•	changes in customer requirements in markets or industries we serve;

•	costs, delays, regulatory compliance requirements and other difficulties in executing our long-term growth strategy, including those related to expansion into new geographic regions and new business lines;

•	the effects of future acquisitions on our business, including our ability to successfully integrate our operations and the costs incurred in doing so;

•	risks associated with business growth outpacing the capabilities of our infrastructure;

•	adverse weather conditions in oil or gas producing regions;

•	the effect of environmental and other governmental regulations on our operations, including the risk that future changes in the regulation of hydraulic fracturing could reduce or eliminate demand for our hydraulic fracturing services;

•	the incurrence of significant costs and liabilities resulting from our failure to comply, or our compliance with, new or existing environmental regulations or an accidental release of hazardous substances into the environment;

•	risks associated with expanding our operations overseas;

•	the loss of, or inability to attract new, key management personnel;

•	the loss of, or interruption or delay in operations by, one or more significant customers;

•	the failure to pay amounts when due, or at all, by one or more significant customers;

•	a shortage of qualified workers;

•	the loss of, or interruption or delay in operations by, one or more of our key suppliers;

•	operating hazards inherent in our industry, including the significant possibility of accidents resulting in personal injury or death, property damage or environmental damage;

•	accidental damage to or malfunction of equipment;

•	an increase in interest rates;

•	the potential inability to comply with the financial and other covenants in our debt agreements as a result of reduced revenue and financial performance or our inability to raise sufficient funds through assets sales or equity issuances should we need to raise funds through such methods; and

•	risks related to the proposed combination with the Completion and Production Services businesses of Nabors Industries, Ltd.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q, together with the audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013. Unless the context otherwise requires, “we,” “us,” the “Company,” “C&J” or like terms refers to C&J Energy Services, Inc. and its subsidiaries, including the financial results of such subsidiaries from their respective formation or acquisition dates, as applicable.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled “Cautionary Note Regarding Forward-Looking Statements” of this Form 10-Q.

Overview

We are an independent provider of premium hydraulic fracturing, coiled tubing, cased-hole wireline, pumpdown and other complementary services with a focus on complex, technically demanding well completions. These services are provided to oil and natural gas exploration and production companies throughout the United States. With the development of our specialty chemicals business and our strategic acquisitions during 2013, we now blend and supply specialty chemicals for completion and production services, and also manufacture and provide downhole tools and related directional drilling technology and data acquisition and control systems. These products are provided to third-party customers in the energy services industry and are also used in our operations and equipment. In addition to our suite of completion, stimulation and production enhancement services, we manufacture, repair and refurbish equipment and provide parts and supplies for third-party companies in the energy services industry, as well as to fulfill our internal needs.

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

Recent Developments

Proposed Combination with the Completion and Production Services Businesses of Nabors Industries, Ltd.

On June 25, 2014, we entered into a definitive merger agreement (the “Merger Agreement”) with Nabors Industries Ltd., a Bermuda exempted company (“Nabors”), and Nabors Red Lion Limited, a Bermuda exempted company and a subsidiary of Nabors (“Red Lion”), pursuant to which, subject to the terms and conditions thereof, a wholly owned subsidiary of Red Lion (“Merger Sub”) will merge with and into C&J Energy Services, Inc. with C&J surviving as a wholly owned subsidiary of Red Lion (the “Merger”). Prior to the Merger, Nabors will undergo a restructuring pursuant to a Separation Agreement dated as of June 25, 2014 by and between Nabors and Red Lion (the “Separation Agreement”) to separate Nabors’ completion and production services businesses in the U.S. and Canada (“NCPS”) from the other businesses of Nabors, as a result of which Red Lion will own solely NCPS (the “Separation”). In the Merger, each share of our common stock (other than any treasury shares) will be converted into the right to receive one Red Lion common share. It is currently expected that, immediately following the closing of the Merger (“Closing”), former C&J stockholders will own approximately 47% of the issued and outstanding Red Lion common shares and Nabors will own approximately 53% of the issued and outstanding Red Lion common shares. When the Merger is completed, Red Lion (which will then own both NCPS and C&J) will be renamed C&J Energy Services, Ltd. and is expected to be listed on the New York Stock Exchange (“NYSE”) under the ticker symbol CJES. Both the Separation and Merger are expected to qualify as tax-free transactions.

At Closing, Nabors will receive total consideration comprised of approximately 62.5 million Red Lion common shares and approximately $938 million in cash, which had an aggregate value of approximately $2.86 billion as of June 25, 2014.

Subsidiaries of Red Lion will issue intercompany notes with an aggregate face amount of approximately $938 million (the “Notes”) to subsidiaries of Nabors in connection with the Separation. The Notes will be repaid in connection with Closing (the “Note Repayment”), resulting in a cash payment to Nabors of approximately $938 million. We have obtained commitments from certain financial institutions to provide debt financing to Red Lion and/or certain of its subsidiaries in an amount sufficient to fund the repayment of the Notes at Closing.

Closing is subject to customary closing conditions, including, among others, (1) the consummation of the Separation in accordance with the Separation Agreement, (2) the expiration or termination of any applicable waiting period under the HSR, as amended, (3) approval by C&J’s stockholders, (4) the registration statement on Form S-4 used to register the Red Lion common shares to be issued in the Merger being declared effective by the Securities and Exchange Commission (“SEC”), (5) the approval for listing on the NYSE of the Red Lion common shares to be issued in the Merger, (6) subject to specified materiality standards, the accuracy of the representations and warranties of, and the performance of all covenants by, the parties, (7) the absence of a material adverse effect with respect to each of C&J and Red Lion; (8) the availability of the proceeds of the debt financing to effect the Note Repayment, (9) the receipt of consents, approvals and other deliverables with respect to certain agreements of C&J; (10) the receipt by Nabors of an opinion from its counsel to the effect that certain aspects of the Separation should qualify as tax-free pursuant to Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”) and (11) the receipt by C&J of an opinion from its counsel to the effect that the Merger should be treated as a reorganization within the meaning of Section 368(a) of the Code and Red Lion should be treated as a corporation within the meaning of Section 367(a) of the Code. We expect the Closing to occur before the end of 2014, although there can be no assurance as to whether or when the Closing will occur. On July 28, 2014, we were granted early termination of the HSR waiting period by the U.S. Federal Trade Commission. We and Red Lion intend to file a joint proxy statement / prospectus with the SEC as soon as possible.

Please read our Current Report on Form 8-K filed with the SEC on July 1, 2014 for further discussion of the Merger and other transaction contemplated thereby (collectively referred to herein as the “NCPS Combination”).

Acquisition of Tiger

On May 30, 2014, we, through our subsidiary C&J Spec-Rent Services, Inc., entered into a definitive purchase and sale agreement with the stockholders of Tiger, a California corporation, to acquire all of the outstanding equity interests of Tiger for approximately $33.4 million in cash (the “Tiger Acquisition”).

Tiger provides cased-hole wireline, logging, perforating, pipe recovery and tubing-conveyed perforating services. The acquisition of Tiger increased our existing wireline capabilities and provides a presence on the U.S. West Coast. The results of Tiger’s operations since the date of the acquisition have been included in our consolidated financial statements and accounted for under the Wireline Services Segment.

Strategic Initiatives and Growth Strategy

Growth of Core Service Lines, International Expansion

We are focused on growing our core service lines through the expansion of our assets, customer base and geographic reach, both domestically and internationally. During the second quarter of 2014, we made substantial progress in this regard through the agreement for the proposed NCPS Combination and the acquisition of Tiger (each as described under “Recent Developments”). The proposed NCPS Combination will accelerate our long-term growth strategy, making C&J the fifth-largest provider of hydraulic fracturing services in North America, while diversifying our service offerings with the addition of cementing to our suite of completion services and an industry-leading production services business. We believe that the immediate increases in scale, service capabilities, geographic footprint and customer base will provide enhanced opportunities for further growth both in the U.S. and abroad. We expect that our international expansion efforts will also benefit from the global alliance agreement to be entered with Nabors upon closing of the transaction.

The Tiger Acquisition also advanced our growth strategy. In addition to increasing our wireline capabilities, this acquisition established our presence in a new market and provides a solid platform with identifiable growth opportunities for all of our service lines. We are confident that we can leverage Tiger’s experience and relationships with many of the top operators in the region to further expand our wireline operations and introduce our other services.

With respect to our international expansion efforts, during the second quarter of 2013, we continued to invest in the infrastructure needed to support the development of operations in the Middle East. In January 2014 we were awarded our first international contract to provide coiled tubing services on a trial basis in Saudi Arabia. During the first half of the year, we established coiled tubing equipment, crews and logistics on the ground in Saudi Arabia to service this contract. We mobilized on location for our customer in late June 2014 and we successfully completed our first coiled tubing job in July 2014. Due to the size of this first project and the additional costs associated with establishing operations overseas, we do not expect to generate financial returns during this initial phase. Additionally, there is no guarantee that we will be able to obtain additional work with this customer beyond this provisional contract. However, we believe that this is a valuable opportunity to demonstrate our services outside of the United States. We are optimistic that our efforts can lead, over time, to a long-term relationship and additional opportunities with this new customer. We also hope that by demonstrating our capabilities in the region we may be able to secure opportunities with other potential customers in the Middle East.

Service Line Diversification, Vertical Integration & Technological Advancement

During the second quarter of 2014, we further advanced our strategic initiatives designed to strengthen, expand and diversify our business. As we continue to execute our long-term growth strategy, we remain focused on service line diversification, vertical integration and technological advancement. Our continued investment in our strategic initiatives has resulted in increasing capital expenditures and additional costs. We expect that our costs and expenses will continue to increase over the course of 2014 as we further develop these projects. Our strategic initiatives have not contributed significant third-party revenue to date, and we do not expect that any will contribute meaningful third-party revenue during 2014. However, we believe that these investments will yield significant financial returns, as well as meaningful cost savings to us, over the long term. Our current key strategic projects include the following:

•

Specialty Chemicals. During 2013, we organically developed a specialty chemicals business for completion and production services. We source many of the chemicals and fluids used in our hydraulic fracturing operations through this business, which over the long-term we expect will provide cost savings to us and also give us direct control over the design, development and supply of these products. We are also actively marketing this business to third-party customers. During the second quarter of 2014, we expanded our chemical manufacturing and blending capabilities in an effort to drive greater cost savings for our hydraulic fracturing services and fuel third-party growth. We intend to continue growing this business with the long-term goal of becoming a large-scale supplier of these products to the oil and gas industry.

•	Downhole Tools and Directional Drilling Technology. In April 2013, we acquired a provider of directional drilling technology and related downhole tools. During the first half of 2014, we began leasing premium drilling motors to our customers and we are in the early stages of developing additional related products.

This acquisition was one of the first steps in our strategy to add directional drilling to our service offerings and during the second quarter we continued our multi-faceted, integrated approach to developing our directional drilling capabilities. We are investing in the necessary personnel, equipment, technology and processes to support operations. We have already demonstrated this new service offering to customers and we currently expect to fully launch operations by the end of 2014. Although we do not expect this service line to provide any meaningful contribution to revenue in the near term, we believe that it has significant potential and we intend to continue investing in its growth. Although not at the outset, our goal is that, over time, our directional drilling services will be provided exclusively using our integrated downhole tools and directional drilling technology.

•	Data Control Systems. In December 2013, we acquired a manufacturer of data acquisition and control instruments, which are used in our hydraulic fracturing operations. During the second quarter of 2014 we began construction of additional hydraulic fracturing equipment which is being built by our in-house manufacturing business. This equipment, comprising 40,000 hydraulic fracturing horsepower, will be the first of our equipment to include our proprietary control systems. We believe that the enhanced functionality and cost savings provided by satisfying one more of our equipment needs in-house will yield strong returns on our investment as we continue to grow our business. Additionally, we are now selling these products to third-party energy services companies.

•	Research and Technology Capabilities. Our Research and Technology division is currently focused on developing innovative, fit-for-purpose solutions that will enhance our core service offerings, increase completion efficiencies, provide cost savings to our operations and add value for our customer. During the second quarter of 2014, we began field testing several new products, and several other new products are planned for field testing over the remainder of the 2014. We believe that one of the strategic benefits of this division is the ability to develop and implement new technologies and enhancements and respond to changes in customers’ requirements and industry demand.

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

Stimulation and Well Intervention Services Segment

Our Stimulation and Well Intervention Services segment has two related service lines providing hydraulic fracturing services and coiled tubing and other well stimulation services.

Hydraulic Fracturing Services. Our hydraulic fracturing business currently consists of more than 386,000 total hydraulic horsepower capacity. In late April 2014, we deployed 20,000 new hydraulic fracturing horsepower to support increasing service intensity in our primary operating areas, and in July 2014, we deployed 40,000 additional horsepower in line with increasing customer demand. Based on current expectations that completion activity and service intensity levels will continue to increase, we remain on track to deploy an additional 40,000 hydraulic fracturing horsepower during the latter part of 2014. We believe we are well-positioned to benefit from the current rise in completion activities across the United States and the industry’s ongoing trends towards more service intensive jobs.

Our hydraulic fracturing operations contributed $221.6 million, or 60.2%, to our consolidated revenue during the second quarter of 2014, compared to $186.9 million of revenue during the first quarter of 2014 and $160.5 million of revenue during the second quarter of 2013. Revenue increased quarter over quarter primarily due to higher activity levels coupled with a job-mix comprised of more service intensive work, which together involved larger volumes of certain consumables. We also benefitted from deployment of an additional 20,000 hydraulic horsepower at the end of April, which helped us capitalize on increasing service intensity in our primary operating areas. The second quarter’s consistently high activity levels and concentration of service intensive work resulted in greater input costs, which, coupled with an increase in logistics expenses, impacted margins for our services.

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

Our coiled tubing operations contributed $43.1 million, or 11.7%, to our consolidated revenue during the second quarter of 2014, compared to $40.0 million of revenue for the first quarter of 2014 and $32.5 million for the second quarter of 2013. Our coiled tubing results improved sequentially primarily due to continued strong demand for our high capacity coiled tubing units, as well as increased activity in certain newer operating areas as we have accumulated market share.

Our other well stimulation services primarily include nitrogen, pressure pumping and thru-tubing services. Additionally, with the development of our specialty chemicals business and our strategic acquisitions during 2013, we now blend and supply specialty chemicals for completion and production services, and also manufacture and provide downhole tools and related directional drilling technology and data acquisition and control systems. These products are provided to third-party customers in the energy services industry and are also used in our operations and equipment. After an evaluation of these businesses, it was determined that each is appropriately accounted for in our Stimulation and Well Intervention Services segment.

Our other well stimulation services contributed $6.3 million, or 1.7% of our consolidated revenue, during the second quarter of 2014, compared to $4.4 million for the first quarter of 2014 and $4.8 million for the second quarter of 2013, the substantial majority of which was generated by our nitrogen, pressure pumping and thru-tubing services.

Wireline Services Segment

Our Wireline Services provides cased-hole wireline, pumpdown and other complementary services, including logging, perforating, pipe recovery and pressure testing services. This segment currently consists of 88 wireline units and 42 pumpdown units, as well as pressure control and other ancillary equipment. We have aggressively grown market share and produced strong results since our entry into this service line through our June 2012 acquisition of Casedhole Solutions. During the second quarter, we expanded our wireline capabilities through the acquisition of Tiger, a leading provider of wireline services on the U.S. West Coast (please see “Recent Developments – Acquisition of Tiger Cased Hole Solutions, Inc.” for additional information). We believe this acquisition, which established our presence in a new market, enhances our ability to grow market share and increase revenue for our wireline services. We believe that we can leverage Tiger’s experience and relationships with many of the operators in the region to further expand our wireline operations and introduce our other services into the region.

Our Wireline Services segment contributed $93.6 million, or 25.4%, to our consolidated revenue during the second quarter of 2014, compared to $83.1 million in the first quarter of 2014 and $67.7 million in the second quarter of 2013. Revenue increased primarily due to higher activity levels, with benefit from the deployment of additional equipment as well as contributions from Tiger, which we acquired on May 30, 2014.

Equipment Manufacturing Segment

Our Equipment Manufacturing segment manufactures, refurbishes and repairs equipment and provides oilfield parts and supplies for third-party customers in the energy services industry, as well as to fulfill the internal equipment demands of our Stimulation and Well Intervention Services and Wireline Services segments. Our in-house manufacturing capabilities enable us to minimize the cost and ensure timely delivery of new equipment to meet customer demand. It also gives us the flexibility to timely respond to changes in customer demand and industry trends. This segment is also key to our vertical integration efforts providing us a means to integrate our strategic initiatives to implement technological developments and enhancements.

Our Equipment Manufacturing segment contributed $3.4 million, or 1.0%, to our consolidated revenue during the second quarter, compared to $2.2 million of revenue for the first quarter of 2014 and $1.6 million of revenue for the second quarter of 2013. This business continues to provide us with cash flow savings from intercompany purchases, including equipment manufacturing, repair and refurbishment, and also supports active management of parts and supplies purchasing.

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

Our business is cyclical and dependent upon conditions in the oil and natural gas industry, which impact the level of exploration, development and production of oil and natural gas and capital expenditures by oil and natural gas companies. Revenue from our Stimulation and Well Intervention Services and Wireline Services segments is generated by providing products and services to oil and natural gas exploration and production companies throughout the United States. Demand for our products and services is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the United States. Our customers’ willingness to undertake exploration and production activities depends largely upon prevailing industry conditions that are influenced by numerous factors which are beyond our control, including, among other things, current and expected levels of oil and natural gas prices. Any negative impact on the spending patterns of our customers may cause lower pricing and utilization for our core service lines. The level of exploration, development and production activities by these customers also impacts demand for our other services and products, including our Equipment Manufacturing segment. Companies in the energy services industry have historically tended to delay capital equipment projects, including maintenance and upgrades, during industry downturns, which are typically characterized by excess equipment capacity.

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

Early in the first quarter of 2014, we experienced an increase in customer demand with the rise in completion activity in our core operating areas. Completion activity continued to increase through the first half of 2014, and during the second quarter of 2014 we experienced a rising trend toward a more service intensive work. We generated high utilization levels across our core service lines for the second quarter, improving sequentially as we built on the momentum from earlier in the year. Based on our second quarter performance, and in light of current activity levels, we expect to maintain solid utilization across our service lines through the third quarter, and our outlook is positive for the remainder of 2014.

We are optimistic about the potential for further market improvement in 2014. We believe we are well-positioned to continue to benefit from the increase in completion activities and the industry’s ongoing trends towards more service intensive jobs. We intend to continue increasing market share by strengthening our presence within our existing geographic footprint and concentrating on targeted expansion of our hydraulic fracturing and coiled tubing operations into areas in which our wireline business already has a strong presence. As we drive the further expansion of our core service lines and growth in market share, we remain focused on generating higher utilization across our operations. Integral to our strategy is the expansion of our customer base by targeting operators who focus on high volume, high efficiency, service intensive, 24-hour operations and multi-well pad drilling, which is where we believe that we better differentiate our services from our competitors.

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

The majority of our revenue is generated from our hydraulic fracturing services. Historically, most of our hydraulic fracturing services were performed under long-term “take-or-pay” contracts, the last of which expired in February 2014. We now provide substantially all our hydraulic fracturing services, along with our other core services, primarily in the spot market. Accordingly, we are now more significantly affected by, among other things, the pricing pressures and other conditions of the markets in which we provide our services. For additional information about the factors impacting our business and results of operations, please see “Industry Trends and Outlook.”

Results for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

The following table summarizes the change in our results of operations for the three months ended June 30, 2014 when compared to the three months ended June 30, 2013 (in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change
Revenue	$367,921	$266,956	$100,965
Costs and expenses:
Direct costs	268,013	180,056	87,957
Selling, general and administrative expenses	50,920	33,433	17,487
Research and development	3,593	454	3,139
Depreciation and amortization	25,374	17,926	7,448
Loss on disposal of assets	(39)	232	(271)

Operating income	20,060	34,855	(14,795)
Other income (expense):
Interest expense, net	(2,195)	(1,673)	(522)
Other income, net	212	54	158

Total other expenses, net	(1,983)	(1,619)	(364)

Income before income taxes	18,077	33,236	(15,159)
Provision for income taxes	6,969	12,389	(5,420)

Net income	$11,108	$20,847	$(9,739)

Revenue

Revenue increased $101.0 million, or 37.8%, to $367.9 million for the three months ended June 30, 2014, as compared to $267.0 million for the same period in 2013. The increase in revenue is primarily a result of higher activity levels across a larger asset base in our Stimulation and Well Intervention Services and Wireline Services segments, with (i) an increase in revenue of $61.1 million from our hydraulic fracturing operations due to higher activity levels coupled with a job-mix comprised of more service intensive work, which together involved larger volumes of certain consumables, (ii) an increase of $26.0 million from our Wireline Services segment, and (iii) an increase of $10.6 million from our coiled tubing operations due to the continued demand for our larger-diameter coiled tubing units, as well as improved performance in new operating areas as we grew market share.

Direct Costs

Direct costs increased $88.0 million, or 48.9%, to $268.0 million for the three months ended June 30, 2014, compared to $180.1 million for the same period in 2013 due to a $72.7 million increase in our Stimulation and Well Intervention Services segment primarily from our hydraulic fracturing operations and a $13.2 million increase in our Wireline Services segment, in each instance related to a corresponding increase in revenue. As a percentage of revenue, direct costs increased from 67.4% for the three months ended June 30, 2013 to 72.8% for the three months ended June 30, 2014, primarily due to the pricing environment of the spot market for our hydraulic fracturing services, as well as greater input costs associated with larger volumes of certain proppants and other consumables and associated logistics costs.

Selling, General and Administrative Expenses (“SG&A”) and Research and Development Expenses (“R&D”)

SG&A increased $17.5 million, or 52.3%, to $50.9 million for the three months ended June 30, 2014, as compared to $33.4 million for the same period in 2013. We also incurred $3.6 million in R&D for the second quarter of 2014 compared to $0.5 million for the same period in 2013.

Excluding $7.4 million in transaction costs associated primarily with the proposed NCPS Combination, the increases in SG&A and R&D were primarily due to increased costs associated with the growth of our business, including higher payroll and personnel costs, as well as continued investment in our strategic initiatives, including service line diversification, vertical integration, technological advancement and international expansion. Inclusive of both SG&A and R&D, our strategic initiatives contributed approximately $9.5 million of additional costs for the second quarter of 2014, compared to $3.3 million in the second quarter of 2013.

Depreciation and Amortization

Depreciation and amortization expenses increased $7.4 million, or 41.6%, to $25.4 million for the three months ended June 30, 2014, as compared to $17.9 million for the same period in 2013. The increase was primarily related to $3.6 million from our Stimulation and Well Intervention Services segment associated with new hydraulic fracturing and coiled tubing equipment and $2.8 million from our Wireline Services segment associated with new wireline and pumpdown equipment.

Interest Expense

Interest expense was $2.2 million for the three months ended June 30, 2014, which increased from the corresponding period in 2013 due to increased average debt balances.

Income Taxes

We recorded a tax provision of $7.0 million for the three months ended June 30, 2014, at an effective rate of 38.6%, compared to a tax provision of $12.4 million for the three months ended June 30, 2013, at an effective rate of 37.3%. The increase in the effective tax rate is primarily due to lower pre-tax book income, which caused permanent differences between book and taxable income and state income taxes to have a higher proportionate impact on the calculation of the effective tax rate, partially offset by the recognition of tax benefits for federal and state income tax credits.

Results for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

The following table summarizes the change in our results of operations for the six months ended June 30, 2014 when compared to the six months ended June 30, 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013	$ Change
Revenue	$684,458	$543,007	$141,451
Costs and expenses:
Direct costs	498,583	367,157	131,426
Selling, general and administrative expenses	91,306	65,310	25,996
Research and development	6,358	463	5,895
Depreciation and amortization	47,244	34,482	12,762
Loss on disposal of assets	(1)	322	(323)

Operating income	40,968	75,273	(34,305)
Other income (expense):
Interest expense, net	(3,944)	(3,333)	(611)
Other income, net	378	120	255

Total other expenses, net	(3,566)	(3,213)	(353)

Income before income taxes	37,402	72,060	(34,658)
Provision for income taxes	14,706	26,069	(11,363)

Net income	$22,696	$45,991	$(23,295)

Revenue

Revenue increased $141.5 million, or 26.0%, to $684.5 million for the six months ended June 30, 2014, as compared to $543.0 million for the same period in 2013. Revenue increased due to strong improvements in activity levels in our Stimulation and Well Intervention Services and Wireline Services segments. This increase was primarily related to an increase in revenue of $74.2 million from our hydraulic fracturing operations due to higher activity levels coupled with a job-mix comprised of more service intensive work, which together involved larger volumes of certain consumables. Revenue for the first six months of 2014 was also positively impacted by (i) $47.0 million from our Wireline Services segment due to an increased number of units coupled with higher activity levels and (ii) an increase of $15.2 million from our coiled tubing operations due to higher activity levels with the continued demand for our larger-diameter coiled tubing units, as well as improved performance in new operating areas as we grew market share.

Direct Costs

Direct costs increased $131.4 million, or 35.8%, to $498.6 million for the six months ended June 30, 2014, compared to $367.2 million for the same period in 2013 due to a $103.5 million increase in our Stimulation and Well Intervention Services segment from our hydraulic fracturing operations and a $25.7 million increase in our Wireline Services segment, in each instance related to a corresponding increase in revenue. As a percentage of revenue, direct costs increased from 67.6% for the six months ended June 30, 2013 to 72.8% for the six months ended June 30, 2014, primarily due to the pricing environment of the spot market for our hydraulic fracturing services, as well as greater input costs associated with larger volumes of certain proppants and other consumables and associated logistics costs.

SG&A and R&D

SG&A increased $26.0 million, or 39.8%, to $91.3 million for the six months ended June 30, 2014, as compared to $65.3 million for the same period in 2013. We also incurred $6.4 million in R&D for the six months ended June 30, 2014.

Excluding $7.4 million in transaction costs associated primarily with the proposed NCPS Combination, the increases in SG&A and R&D for the six months ended June 30, 2014 were primarily due to increased costs associated with the growth of our business and continued investment in our strategic initiatives, including service line diversification, vertical integration, technological advancement and international expansion. Inclusive of both SG&A and R&D, our strategic initiatives contributed approximately $17.6 million of additional costs for the six months ended June 30, 2014.

Depreciation and Amortization

Depreciation and amortization expenses increased $12.8 million, or 37.0%, to $47.2 million for the six months ended June 30, 2014, as compared to $34.5 million for the same period in 2013. The increase was primarily related to $6.6 million from our Stimulation and Well Intervention Services segment due to the addition and deployment of new hydraulic fracturing and coiled tubing equipment and $4.6 million from our Wireline Services segment due to the addition and deployment of new wireline and pressure pumping equipment.

Interest Expense

Interest expense was $3.9 million for the six months ended June 30, 2014, which was consistent with the corresponding period in 2013.

Income Taxes

We recorded a tax provision of $14.7 million for the six months ended June 30, 2014, at an effective rate of 39.3%, compared to a tax provision of $26.1 million for the six months ended June 30, 2013, at an effective rate of 36.2%. The increase in the effective tax rate is primarily due to lower pre-tax book income, which caused permanent differences between book and taxable income and state income taxes to have a higher proportionate impact on the calculation of the effective tax rate, partially offset by the recognition of tax benefits for federal and state tax credits.

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

Our Credit Facility (as defined and described in more detail under “Description of Our Indebtedness” and in “Note 2 – Long-Term Debt and Capital Lease Obligations” to the accompanying consolidated financial statements) provides for up to $400.0 million of revolving credit. As of June 30, 2014, we had $261.0 million outstanding under the Credit Facility and $2.0 million in letters of credit, and as of August 1, 2014, we had $256.0 million outstanding along with $2.0 million in letters of credit, leaving $142.0 million available for additional borrowings at that date. Our Credit Facility contains covenants that require us to maintain an interest coverage ratio, to maintain a leverage ratio and to satisfy certain other conditions, as well as certain limitations on our ability to make capital expenditures on a fiscal year basis. These covenants are subject to a number of exceptions and qualifications. As of June 30, 2014, we were in compliance with these covenants.

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

Capital Requirements

The energy services business is capital-intensive, requiring significant investment to maintain, upgrade and purchase equipment to meet our customers’ needs and industry demand. To date, our capital requirements have consisted primarily of, and we anticipate will continue to be:

•	growth capital expenditures, which are capital expenditures made to acquire additional equipment and other assets, increase our service lines, expand geographically or advance other strategic initiatives for the purpose of growing our business; and

•	capital expenditures related to our existing equipment, which are made to extend the useful life of partially or fully depreciated assets.

Capital expenditures totaled $86.3 million during the second quarter of 2014 and $143.7 million as of June 30, 2014, which primarily consisted of construction costs for previously announced new equipment orders. Our remaining 2014 capital expenditures are expected to range from $120 million to $140 million based on previously announced equipment orders and further development of our strategic initiatives, some of which may carry into 2015.

In 2015, we currently expect that much of our capital expenditure plan will be directed towards our existing equipment, given the significant asset base that we expect to acquire through the proposed NCPS Combination. Notwithstanding the foregoing, we continually monitor the market, and we will invest in new equipment to capitalize on growth opportunities and meet customer demand. We will also continue to invest in the further development of our strategic initiatives.

We believe we are well-positioned to finance our future growth. As of August 1, 2014, $142.0 million was available for borrowing under our credit facility. We believe our cash flows from operations and existing capital, coupled with borrowings under our Credit Facility, will be sufficient to fund our remaining 2014 capital expenditures and sustain our spending levels over the next twelve months. We plan to continue to monitor the economic environment and demand for our services and adjust our business strategy as necessary.

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

Additionally, we are actively evaluating opportunities to further expand our business and grow our geographic footprint, including through strategic acquisitions and targeted expansion, both domestically and internationally. With respect to our international expansion efforts, we are continuing to invest in the infrastructure needed to capitalize on available opportunities and support future operations. We have now commenced operations in Saudi Arabia under our first international contract for coiled tubing work on a provisional basis. Our team mobilized on location for our customer in late June and we successfully performed our first job in early July. We have an office in Dubai and we expect to commence construction of an operational facility in Dubai in 2014 to support our anticipated future Middle East operations. As we pursue compelling opportunities, we will continue to make capital investment decisions that we believe will support our long-term growth strategy.

Financial Condition and Cash Flows

The net cash provided by or used in our operating, investing and financing activities is summarized below (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash provided by (used in):
Operating activities	$71,723	$93,101
Investing activities	(174,505)	(84,031)
Financing activities	107,683	(10,841)

Change in cash and cash equivalents	$4,901	$(1,771)

Cash Provided by Operating Activities

Net cash provided by operating activities decreased $21.4 million for the six months ended June 30, 2014 as compared to the corresponding period in 2013. This decrease was primarily due to lower net income, which resulted from lower pricing for our hydraulic fracturing services, increased consumables and logistics costs associated with our hydraulic fracturing operations, and $7.4 million of transaction costs primarily related to the proposed NCPS Combination.

Cash Used in Investing Activities

Net cash used in investing activities increased $90.5 million for the six months ended June 30, 2014 as compared to the corresponding period in 2013. This increase was primarily due to a $61.7 million increase in capital expenditures primarily related to the equipment used in our Stimulation and Well Intervention and Wireline Services segments, as well as $33.4 million for the Tiger Acquisition.

Cash Provided by Financing Activities

Net cash provided by financing activities was $107.7 million for the six months ended June 30, 2014 as compared to net cash used in financing activities of $10.8 million for the corresponding period in 2013. Net cash provided by financing activities increased $118.5 million due to borrowings from our credit facility to fund increased capital expenditures related to new equipment, the Tiger Acquisition, higher working capital and transaction costs associated with the proposed NCPS Combination.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of June 30, 2014.

New Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

The Amendment increased our borrowing capacity under the Credit Facility to $400.0 million. To effectuate this increase, new financial institutions were added to the Credit Facility as lenders and certain existing lenders severally agreed to increase their respective commitments. Pursuant to the Amendment, the aggregate amount by which we may periodically increase commitments through incremental facilities was increased from $75.0 million to $100.0 million, the sublimit for letters of credit was left unchanged at $200.0 million and the sublimit for Swing Line Loans was increased from $15.0 million to $25.0 million. During the second quarter 2014, we drew down on our credit facility to fund the approximately $33.4 million acquisition of Tiger. As of June 30, 2014, we had $261.0 million outstanding under the Credit Facility and $2.0 million in letters of credit, and as of August 1, 2014, we had $256.0 million outstanding along with $2.0 million in letters of credit, leaving $142.0 million available for borrowing.

Loans under our Credit Facility are denominated in U.S. dollars and will mature on April 19, 2016. Outstanding loans bear interest at either LIBOR or a base rate, at our election, plus an applicable margin which ranges from 1.25% to 2.00% for base rate loans and from 2.25% to 3.00% for LIBOR loans, based upon our Consolidated Leverage Ratio. The Consolidated Leverage Ratio is the ratio of funded indebtedness to EBITDA for us and our subsidiaries on a consolidated basis. All obligations under our Credit Facility are secured, subject to agreed-upon exceptions, by a first priority perfected security position on all real and personal property of us and the Guarantor Subsidiaries. The weighted average interest rate as of June 30, 2014 was 2.8%.

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

The Credit Facility requires us to maintain, measured on a consolidated basis, (1) an Interest Coverage Ratio of not less than 3.00 to 1.00 and (2) a Consolidated Leverage Ratio of not greater than 3.25 to 1.00. As of June 30, 2014, we were in compliance with all debt covenants.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Controls over Financial Reporting.

No changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims incidental to or arising in the ordinary course of our business. Our management does not expect the outcome in any of these known legal proceedings, individually or collectively, to have a material adverse effect on our consolidated financial condition or results of operations.

On July 30, 2014, we, the members of our board of directors, including our management directors, together with Nabors Industries, Ltd. and its wholly owned subsidiary, Nabors Red Lion Limited, were sued in a putative shareholder class action by our stockholders. The case is styled City of Miami General Employees’ and Sanitation Employees’ Retirement Trust, et al. v. C&J Energy Services, Inc., et al.; C.A. No. 9980-VCN; In the Court of Chancery of the State of Delaware. The complaint alleges that our directors breached their fiduciary duties in connection with the proposed NCPS Combination, and that all of the named defendants aided and abetted these alleged violations. The complaint seeks injunctive relief, including an injunction against the consummation of the transactions, together with attorney’s fees and costs. We believe that the case is without merit and intend to vigorously defend it.

ITEM 1A.	RISK FACTORS

Risks Related to the NCPS Combination

We cannot assure you that we will complete the NCPS Combination or, if completed, that such transaction will be beneficial to us.

We cannot assure you that we will complete the NCPS Combination or, if completed, that such transaction would achieve the desired benefits. The success of the NCPS Combination will depend, in part, on the ability of the combined company to realize the anticipated benefits from combining our business with that of NCPS. Realizing the benefits of the NCPS Combination will depend in part on the integration of assets, operations and personnel while maintaining adequate focus on the core businesses of the combined company. We cannot assure you that any cost savings, greater economies of scale and other operational efficiencies, as well as revenue enhancement opportunities anticipated from the business combination will occur. If management of the combined company is unable to minimize the potential disruption of the combined company’s ongoing business and distraction of the management during the integration process, the anticipated benefits of the NCPS Combination may not be realized. These integration matters could have an adverse effect on us.

If we consummate the NCPS Combination and if any of these risks or unanticipated liabilities or costs were to materialize, any desired benefits of the NCPS Combination may not be fully realized, if at all, and our future financial performance and results of operations could be negatively impacted. Further, the failure to complete the NCPS Combination could negatively impact the market price of our shares of common stock and our future business and financial results, and we may experience negative reactions from the financial markets and from our customers and employees.

We will incur substantial transaction-related costs in connection with the NCPS Combination.

We expect to incur a number of transaction-related costs associated with completing the NCPS Combination, combining the operations of NCPS with our business and achieving desired synergies. These fees and costs will be substantial. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, or at all.

Pending the completion of the NCPS Combination, our business and operations could be materially adversely affected.

Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the NCPS Combination which may adversely affect our ability to execute certain of our business strategies, including our ability in certain cases to enter into contracts or incur capital expenditures to grow our business. Such limitations could negatively affect our business and operations prior to the completion of the Merger. Additionally, uncertainty about the effect of the NCPS Combination on employees, customers and suppliers may have an adverse effect on our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the mergers are consummated and for a period of time thereafter, and could cause our customers, suppliers and others who deal with us to seek to change their existing business relationships, which could negatively impact revenues, earnings and cash flows of our business, as well as the market prices of our common stock, regardless of whether the mergers are completed. Furthermore, matters relating to the NCPS Combination may require substantial commitments of time and resources by management, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes stock repurchase activity for the six months ended June 30, 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under Such Program
January 1 - January 31	—	—	—	—
February 1 - February 28	72,578	24.74	—	—
March 1 - March 31	358	26.03	—	—
April 1 - April 30	7,343	29.35	—	—
May 1 - May 31	—	—	—	—
June 1 - June 30	68,177	32.62	—	—

(a)	Represents shares that were withheld by us to satisfy tax withholding obligations of employees that arose upon the vesting of restricted stock. The value of such shares is based on the closing price of our common stock on the vesting date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

2.1	Agreement and Plan of Merger, dated as of June 25, 2014, by and among Nabors Industries Ltd., Nabors Red Lion Limited and C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 2.1 to the C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on July 1, 2014 (File No. 001-35255)).

3.1	Amended and Restated Certificate of Incorporation of C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Registration Statement on Form S-1, dated March 30, 2011 (Registration No. 333-173177)).

3.2	Second Amended and Restated Bylaws of C&J Energy Services, Inc., effective February 27, 2012 (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on February 29, 2012 (File No. 001-35255)).

10.1	Separation Agreement, dated as of June 25, 2014, by and between Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated herein by reference to Exhibit 10.1 to the C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on July 1, 2014 (File No. 001-35255)).

10.2	Support Agreement, dated as of June 25, 2014, by and among Nabors Industries Ltd., Nabors Red Lion Limited, Joshua E. Comstock, the Joshua E. Comstock Trust and JRC Investments, LLC (incorporated herein by reference to Exhibit 10.2 to the C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on July 1, 2014 (File No. 001-35255)).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&J Energy Services, Inc.

Date: August 5, 2014	By:	/s/ Randall C. McMullen, Jr.
Randall C. McMullen, Jr.
President, Chief Financial Officer
and Treasurer
(Duly Authorized Officer and Principal
Financial Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of June 25, 2014, by and among Nabors Industries Ltd., Nabors Red Lion Limited and C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 2.1 to the C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on July 1, 2014 (File No. 001-35255)).

3.1	Amended and Restated Certificate of Incorporation of C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Registration Statement on Form S-1, dated March 30, 2011 (Registration No. 333-173177)).

3.2	Second Amended and Restated Bylaws of C&J Energy Services, Inc., effective February 27, 2012 (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on February 29, 2012 (File No. 001-35255)).

10.1	Separation Agreement, dated as of June 25, 2014, by and between Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated herein by reference to Exhibit 10.1 to the C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on July 1, 2014 (File No. 001-35255)).

10.2	Support Agreement, dated as of June 25, 2014, by and among Nabors Industries Ltd., Nabors Red Lion Limited, Joshua E. Comstock, the Joshua E. Comstock Trust and JRC Investments, LLC (incorporated herein by reference to Exhibit 10.2 to the C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on July 1, 2014 (File No. 001-35255)).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.