Form 10-Q
period 2014-09-30
C&J Energy Services, Inc.
filed 2014-11-04
CIK 1509273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at October 31, 2014, was 55,335,224.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,295	$14,414
Accounts receivable, net of allowance of $2,081 at September 30, 2014 and $1,668 at December 31, 2013	283,283	152,696
Inventory, net	92,629	70,946
Prepaid and other current assets	19,781	17,066
Deferred tax assets	1,353	1,722

Total current assets	417,341	256,844
Property, plant and equipment, net of accumulated depreciation of $216,150 at September 30, 2014 and $148,954 at December 31, 2013	730,957	535,574
Other assets:
Goodwill	220,266	205,798
Intangible assets, net	132,196	123,038
Deposits on equipment under construction	9,237	4,331
Deferred financing costs, net of accumulated amortization of $3,364 at September 30, 2014 and $2,494 at December 31, 2013	2,250	2,688
Other noncurrent assets	7,839	4,027

Total assets	$1,520,086	$1,132,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$196,694	$88,576
Payroll and related costs	27,902	13,711
Accrued expenses	26,718	18,619
Income taxes payable	—	266
Current capital lease obligations	4,040	2,861
Other current liabilities	3,468	1,100

Total current liabilities	258,822	125,133
Deferred tax liabilities	161,051	145,215
Long-term debt and capital lease obligations	341,814	164,205
Other long-term liabilities	2,500	1,596

Total liabilities	764,187	436,149
Commitments and contingencies
Stockholders’ equity
Common stock, par value of $0.01, 100,000,000 shares authorized, 55,339,023 issued and outstanding at September 30, 2014 and 54,604,124 issued and outstanding at December 31, 2013	553	546
Additional paid-in capital	267,417	254,188
Retained earnings	487,929	441,417

Total stockholders’ equity	755,899	696,151

Total liabilities and stockholders’ equity	$1,520,086	$1,132,300

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$439,978	$261,931	$1,124,436	$804,938
Costs and expenses:
Direct costs	315,406	182,669	813,989	549,824
Selling, general and administrative expenses	50,596	34,592	141,902	99,904
Research and development	3,450	1,804	9,808	2,267
Depreciation and amortization	28,499	19,213	75,743	53,695
Loss on disposal of assets	16	194	15	516

Operating income	42,011	23,459	82,979	98,732
Other income (expense):
Interest expense, net	(2,778)	(1,585)	(6,722)	(4,918)
Other income, net	206	47	584	167

Total other income (expense)	(2,572)	(1,538)	(6,138)	(4,751)

Income before income taxes	39,439	21,921	76,841	93,981
Income tax expense	15,623	8,796	30,329	34,865

Net income	$23,816	$13,125	$46,512	$59,116

Net income per common share:
Basic	$0.44	$0.25	$0.86	$1.12

Diluted	$0.42	$0.24	$0.82	$1.07

Weighted average common shares outstanding:
Basic	53,950	53,355	53,799	52,898

Diluted	56,804	55,486	56,634	55,199

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Number of Shares	Amount, at $0.01 par value
Balance, December 31, 2012*	53,132	$531	$224,348	$375,012	$599,891
Issuance of restricted stock, net of forfeitures	669	7	(7)	—	—
Employee tax withholding on restricted stock vesting	(74)	(1)	(1,374)	—	(1,375)
Exercise of stock options	877	9	5,210	—	5,219
Tax effect of stock-based compensation	—	—	3,430	—	3,430
Stock-based compensation	—	—	22,581	—	22,581
Net income	—	—	—	66,405	66,405

Balance, December 31, 2013*	54,604	546	254,188	441,417	696,151
Issuance of restricted stock, net of forfeitures	727	7	(7)	—	—
Employee tax withholding on restricted stock vesting	(150)	(2)	(4,329)	—	(4,331)
Exercise of stock options	158	2	831	—	833
Tax effect of stock-based compensation	—	—	2,108	—	2,108
Stock-based compensation	—	—	14,626	—	14,626
Net income	—	—	—	46,512	46,512

Balance, September 30, 2014	55,339	$553	$267,417	$487,929	$755,899

*	Audited

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$46,512	$59,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,743	53,695
Deferred income taxes	6,690	1,019
Provision for doubtful accounts, net of write-offs	450	484
Equity in earnings from unconsolidated affiliate	(399)	—
Loss on disposal of assets	15	516
Stock-based compensation expense	14,626	17,282
Amortization of deferred financing costs	870	870
Inventory write-down	—	870
Changes in operating assets and liabilities:
Accounts receivable	(128,142)	42,418
Inventory	(20,082)	1,326
Prepaid and other current assets	(2,406)	(8,152)
Accounts payable	94,625	(4,750)
Payroll and related costs and accrued expenses	21,332	5,148
Income taxes payable	658	(1,381)
Other	2,186	1,551

Net cash provided by operating activities	112,678	170,012

Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(222,379)	(109,154)
Proceeds from disposal of property, plant and equipment	673	1,015
Investment in unconsolidated affiliate	(3,000)	—
Payments made for business acquisitions, net of cash acquired	(33,244)	(7,934)

Net cash used in investing activities	(257,950)	(116,073)

Cash flows from financing activities:
Proceeds from revolving debt	203,000	25,000
Payments on revolving debt	(47,000)	(70,000)
Payments of capital lease obligations	(3,059)	(1,537)
Financing costs	(433)	—
Proceeds from stock options exercised	833	4,842
Employee tax withholding on restricted stock vesting	(4,331)	(1,345)
Excess tax benefit from stock-based award activity	2,143	3,316

Net cash provided by (used in) financing activities	151,153	(39,724)

Net increase in cash and cash equivalents	5,881	14,215
Cash and cash equivalents, beginning of period	14,414	14,442

Cash and cash equivalents, end of period	$20,295	$28,657

Supplemental cash flow disclosure:
Cash paid for interest	$5,722	$4,117

Cash paid for taxes	$15,975	$31,912

Non-cash consideration for business acquisition	$—	$900

Non-cash investing and financing activity
Capital lease obligations	$25,847	$—

Change in accrued capital expenditures	$13,413	$(1,150)

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization, Nature of Business and Summary of Significant Accounting Policies

C&J Energy Services, Inc., a Delaware corporation, was founded in Texas in 1997. Through its subsidiaries, the Company operates in three reportable segments: Stimulation and Well Intervention Services, Wireline Services and Equipment Manufacturing. The Company provides hydraulic fracturing, coiled tubing and other well stimulation services through its Stimulation and Well Intervention Services segment and cased-hole wireline, pumpdown and other complementary services through its Wireline Services segment to oil and natural gas exploration and production companies throughout the United States. With the development of a specialty chemicals business and strategic acquisitions during 2013, the Company now blends and supplies specialty chemicals for completion and production services, and also manufactures and provides downhole tools and related directional drilling technology and data acquisition and control systems through the Stimulation and Well Intervention Services segment. These products are provided to third-party customers in the energy services industry and are also used in the Company’s operations and equipment. In addition, the Company manufactures, refurbishes and repairs equipment and provides oilfield parts and supplies for third-party customers in the energy services industry through its Equipment Manufacturing segment. The Company also fulfills its internal equipment demands through this segment. See “Note 6 – Segment Information” for further discussion regarding the Company’s reportable segments. As used herein, references to the “Company” or “C&J” are to C&J Energy Services, Inc. together with its consolidated subsidiaries, including C&J International B.V. and C&J International Middle East FZCO.

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

Inventories are stated at the lower of cost or market (net realizable value) on a first-in, first-out basis and appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$43,172	$31,445
Work-in-process	8,984	3,652
Finished goods	41,563	36,690

Total inventory	93,719	71,787

Inventory reserve	(1,090)	(841)

Inventory, net	$92,629	$70,946

Revenue Recognition. All revenue is recognized when persuasive evidence of an arrangement exists, the service is complete or the equipment has been delivered to the customer, the amount is fixed or determinable and collectability is reasonably assured, as follows:

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Hydraulic Fracturing Revenue. The Company provides hydraulic fracturing services pursuant to contractual arrangements, such as term contracts and pricing agreements, or on a spot market basis. Under either scenario, revenue is recognized and customers are invoiced upon the completion of each job, which can consist of one or more fracturing stages. Once a job has been completed to the customer’s satisfaction, a field ticket is written that includes charges for the service performed and the consumables (such as fluids and proppants) used during the course of service. The field ticket may also include charges for the mobilization and set-up of equipment, any additional equipment used on the job, and other miscellaneous consumables.

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

Coiled Tubing and Other Well Stimulation Revenue. The Company provides coiled tubing and other well stimulation services, including nitrogen, pressure pumping and thru-tubing services, primarily on a spot market basis. Jobs for these services are typically short-term in nature, lasting anywhere from a few hours to multiple days. Revenue is recognized upon completion of each day’s work based upon a completed field ticket. The field ticket includes charges for the services performed, and the consumables (such as stimulation fluids, nitrogen and coiled tubing materials) used during the course of service. The field ticket may also include charges for the mobilization and set-up of equipment, the personnel on the job, any additional equipment used on the job, and other miscellaneous consumables.The Company typically charges the customer for these services and resources on an hourly basis at agreed-upon spot market rates.

Revenue from Materials Consumed While Performing Services. The Company generates revenue from fluids, proppants and other materials that are consumed while performing hydraulic fracturing services. For services performed on a spot market basis, the required consumables are typically provided by the Company and the customer is billed for those consumables at cost plus an agreed-upon markup. For services performed on a contractual basis, when the consumables are provided by the Company, the customer typically is billed for those consumables at a negotiated contractual rate. When consumables are supplied by the customer, the Company typically charges handling fees based on the amount of consumables used.

In addition, ancillary to coiled tubing and other well stimulation services revenue, the Company generates revenue from stimulation fluids, nitrogen, coiled tubing materials and other consumables used during those processes.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Stock-Based Compensation. The Company’s stock-based compensation plans provide the ability to grant equity awards to the Company’s employees, consultants and non-employee directors. As of September 30, 2014, only nonqualified stock options and restricted stock had been granted under such plans. The Company values option grants based on the grant date fair value by using the Black-Scholes option-pricing model and values restricted stock grants based on the closing price of C&J’s common stock on the grant date. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. Further information regarding the Company’s stock-based compensation arrangements and the related accounting treatment can be found in “Note 4 – Stock-Based Compensation.”

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

The effective tax rate was 39.5% for the nine-month period ending September 30, 2014 as compared to 37.1% for the nine-month period ending September 30, 2013. The increase in the effective tax rate is primarily due to lower pre-tax book income, which caused permanent differences between book and taxable income and state income taxes to have a higher proportionate impact on the calculation of the effective tax rate, partially offset by the recognition of tax benefits for federal and state tax credits.

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

The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the applicable periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Numerator:
Net income attributed to common shareholders	$23,816	$13,125	$46,512	$59,116

Denominator:
Weighted average common shares outstanding	53,950	53,355	53,799	52,898
Effect of potentially dilutive common shares:
Stock options	2,442	1,981	2,358	2,090
Restricted stock	412	150	477	211

Weighted average common shares outstanding and assumed conversions	56,804	55,486	56,634	55,199

Earnings per common share:
Basic	$0.44	$0.25	$0.86	$1.12

Diluted	$0.42	$0.24	$0.82	$1.07

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of securities excluded from the computation of basic and diluted earnings per share is presented below for the applicable periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(In thousands)
Basic earnings per share:
Restricted stock	1,394	1,168	1,470	1,213
Diluted earnings per share:
Anti-dilutive stock options	—	1,089	—	1,114
Anti-dilutive restricted stock	—	—	—	219

Potentially dilutive securities excluded as anti-dilutive	—	1,089	—	1,333

Reclassifications and immaterial adjustment. Certain reclassifications have been made to prior period consolidated financial statements to conform to the current period presentations. Additionally, an immaterial adjustment has been made to the Company’s consolidated statement of cash flows for the nine months ended September 30, 2013 to increase previously reported operating cash flows and decrease previously reported investing cash flows by $1.2 million to properly reflect the change in accrued capital expenditures on the consolidated statement of cash flows as a supplemental non-cash investing activity. This adjustment had no impact to the Company’s consolidated balance sheet or consolidated statement of operations for the nine months ended September 30, 2013.

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

As of September 30, 2014, $306.0 million was outstanding under the Credit Facility, along with $2.0 million in letters of credit, leaving $92.0 million available for borrowing. All obligations under the Credit Facility are guaranteed by the Company’s wholly-owned domestic subsidiaries, other than immaterial subsidiaries. The weighted average interest rate as of September 30, 2014 was 3.0%.

The Credit Facility contains customary affirmative and restrictive covenants including financial reporting, governance and notification requirements. The covenants require the Company to maintain, measured on a consolidated basis, (1) an Interest Coverage Ratio of not less than 3.00 to 1.00 and (2) a Consolidated Leverage Ratio of not greater than 3.25 to 1.00. Among other restrictions, the Company is unable to issue dividends under the terms of the Credit Facility. The Company was in compliance with all debt covenants under the Credit Facility as of September 30, 2014.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capitalized terms used in this “Note 2 – Long-Term Debt and Capital Lease Obligations” but not defined herein are defined in the Credit Facility.

Capital Lease Obligations

In 2013, the Company entered into “build-to-suit” lease agreements for the construction of its new research and technology facility and its new corporate headquarters. Each lease is accounted for as a capital lease. The lease for the research and technology facility commenced upon completion of construction in October 2013, creating a capital lease obligation of $13.5 million. The lease for the corporate headquarters facility commenced upon completion of construction in March 2014, creating a capital lease obligation of $25.6 million. As of September 30, 2014, the Company had $35.8 million in long-term capital lease obligations associated with the new research and technology facility and corporate headquarters.

The Company leases certain service equipment, with the intent to purchase, under non-cancelable capital leases. The terms of these contracts range from three to four years with varying payment dates throughout each month.

Note 3 - Intangible Assets

Intangible assets consist of the following (in thousands):

	Amortization Period	September 30, 2014	December 31, 2013
Trade name	10-15 years	$29,315	$27,665
Customer relationships	8-15 years	116,073	100,593
Non-compete	4-5 years	1,810	1,600
Developed technology	10 years	2,110	2,110
IPR&D	Indefinite	7,598	7,598
Trade name - Total Equipment	Indefinite	6,247	6,247

		163,153	145,813
Less: accumulated amortization		(30,957)	(22,775)

Intangible assets, net		$132,196	$123,038

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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A total of 4.3 million shares of common stock were authorized and approved for issuance under the 2012 LTIP. This number of shares is subject to adjustment in the event of a reclassification, recapitalization, merger, consolidation, reorganization, spin-off, split-up, issuance of warrants, rights or debentures, stock dividend, stock split or reverse stock split, cash dividend, property dividend, combination or exchange of shares, repurchase of shares, change in corporate structure or any similar corporate event or transaction. This number of shares may also increase due to the termination of an award granted under the 2012 LTIP, or under the Company’s Prior Plans (as defined below), by expiration, forfeiture, cancellation or otherwise without the issuance of the shares of common stock. Approximately 2.6 million shares were available for issuance under the 2012 LTIP as of September 30, 2014.

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

Stock Options

The fair value of each option award granted under the 2012 LTIP and the Prior Plans is estimated on the date of grant using the Black-Scholes option-pricing model. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock on the grant date. For options granted prior to the Company’s initial public offering, which closed on August 3, 2011, the calculation of the Company’s stock price involved the use of different valuation techniques, including a combination of an income and/or market approach. Determination of the fair value was a matter of judgment and often involved the use of significant estimates and assumptions. Additionally, due to the Company’s lack of historical volume of option activity, the expected term of options granted is derived using the “plain vanilla” method. In addition, expected volatilities have been based on comparable public company data, with consideration given to the Company’s limited historical data. The Company makes estimates with respect to employee termination and forfeiture rates of the options within the valuation model. The risk-free rate is based on the approximate U.S. Treasury yield rate in effect at the time of grant. No stock options were granted by the Company during the nine months ended September 30, 2014 and September 30, 2013.

As of September 30, 2014, the Company had approximately 5.1 million options outstanding to employees and non-employee directors. Option awards granted under the 2012 LTIP and the Prior Plans expire on the tenth anniversary of the grant date and generally vest over three years of continuous service with one-third vesting on each of the first, second and third anniversaries of the grant date.

Restricted Stock

Restricted stock is valued based on the closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”) on the date of grant. During the nine months ended September 30, 2014, approximately 0.8 million shares of restricted stock were granted to employees and non-employee directors under the 2012 LTIP at fair market values ranging from $22.65 to $33.14 per share. During the nine months ended September 30, 2013, 0.7 million shares of restricted stock were granted to employees, consultants and non-employee directors under the 2012 LTIP at fair market values ranging from $19.25 to $23.69 per share.

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

As of September 30, 2014, the Company had approximately 1.4 million restricted shares outstanding to employees and non-employee directors. Restricted stock awards granted under the 2012 LTIP generally vest over a three-year period from the grant date.

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

Stimulation and Well Intervention Services. This segment has two related service lines providing hydraulic fracturing services and coiled tubing and other well stimulation services. The Company’s other well stimulation services primarily include nitrogen, pressure pumping and thru-tubing services. Additionally, with the development of a specialty chemicals business and strategic acquisitions during 2013, the Company now blends and supplies specialty chemicals for completion and production services, and also manufactures and provides downhole tools and related directional drilling technology and data acquisition and control systems, all of which are currently considered part of the Company’s other well stimulation services provided through its Well Intervention Services.

Wireline Services. This segment provides cased-hole wireline, pumpdown and other complementary services, including logging, perforating, pipe recovery and pressure testing services. The Company generates revenue for wireline services on a per job basis at agreed-upon spot market rates. Wireline jobs are short-term in nature, typically lasting only a few hours to a few days. The results of Tiger Cased Hole Services, Inc. (“Tiger”) since May 30, 2014, which is the date of the Company’s acquisition of Tiger, have been included in the Company’s consolidated financial statements and reflected in this segment. See “Note 7 – Mergers and Acquisitions” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) in Item 2 of this Form 10-Q for further discussion regarding the Tiger Acquisition.

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

	Stimulation & Well Intervention Services	Wireline Services	Equipment Manufacturing	Corporate and Other	Total
			(in thousands)
Three months ended September 30, 2014
Revenue from external customers	$324,768	$113,222	$1,718	$270	$439,978
Inter-segment revenues	129	—	49,084	(49,213)	—
Adjusted EBITDA	50,934	39,706	13,105	(28,586)	75,159
Depreciation and amortization	16,923	10,589	482	505	28,499
Operating income (loss)	34,060	29,026	12,621	(33,696)	42,011
Capital expenditures	80,853	18,341	1,453	(8,565)	92,082
Nine months ended September 30, 2014
Revenue from external customers	$826,942	$289,987	$7,237	$270	$1,124,436
Inter-segment revenues	330	—	97,162	(97,492)	—
Adjusted EBITDA	123,031	95,723	23,855	(71,447)	171,162
Depreciation and amortization	46,121	27,595	1,374	653	75,743
Operating income (loss)	77,137	67,951	22,474	(84,583)	82,979
Capital expenditures	177,409	62,795	3,193	(7,606)	235,792
As of September 30, 2014
Total assets	$897,993	$509,368	$123,472	$(10,747)	$1,520,086
Goodwill	69,423	146,125	4,718	—	220,266
Three months ended September 30, 2013
Revenue from external customers	$183,882	$74,909	$3,140	$—	$261,931
Inter-segment revenues	117	—	12,983	(13,100)	—
Adjusted EBITDA	34,476	22,787	2,298	(16,648)	42,913
Depreciation and amortization	12,249	6,741	414	(191)	19,213
Operating income (loss)	22,233	15,793	1,882	(16,449)	23,459
Capital expenditures	22,513	9,753	187	(3,910)	28,543
Nine months ended September 30, 2013
Revenue from external customers	$594,306	$204,699	$5,933	$—	$804,938
Inter-segment revenues	232	3	43,326	(43,561)	—
Adjusted EBITDA	137,124	60,148	5,370	(48,486)	154,156
Depreciation and amortization	34,080	18,982	1,222	(589)	53,695
Operating income (loss)	102,134	40,513	4,142	(48,057)	98,732
Capital expenditures	69,214	30,221	728	7,841	108,004
As of September 30, 2013
Total assets	$580,453	$393,910	$78,921	$(1,437)	$1,051,847
Goodwill	64,703	131,455	4,718	—	200,876

Management evaluates segment performance and allocates resources based on total earnings before net interest expense, income taxes, depreciation and amortization, net gain or loss on disposal of assets, transaction costs, and certain non-routine items (“Adjusted EBITDA”), because Adjusted EBITDA is considered an important measure of each segment’s performance. In addition, management believes

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Adjusted EBITDA	$75,159	$42,913	$171,162	$154,156
Interest expense, net	(2,778)	(1,585)	(6,722)	(4,918)
Income tax expense	(15,623)	(8,796)	(30,329)	(34,865)
Depreciation and amortization	(28,499)	(19,213)	(75,743)	(53,695)
Inventory write-down	—	—	—	(870)
(Gain) loss on disposal of assets	(16)	(194)	(15)	(516)
Transaction costs	(4,427)	—	(11,841)	(176)

Net income	$23,816	$13,125	$46,512	$59,116

Note 7—Mergers and Acquisitions

Agreement to Combine with the Completion and Production Services Business of Nabors Industries, Ltd.

On June 25, 2014, the Company entered into a definitive merger agreement (the “Merger Agreement”) with Nabors Industries Ltd., a Bermuda exempted company (“Nabors”), and Nabors Red Lion Limited, a Bermuda exempted company and a wholly owned subsidiary of Nabors (“Red Lion”), pursuant to which, subject to the terms and conditions thereof, a wholly owned subsidiary of Red Lion (“Merger Sub”) will merge with and into C&J with C&J surviving as a wholly owned subsidiary of Red Lion (the “Merger”). Prior to the Merger, Nabors will undergo a restructuring pursuant to a Separation Agreement dated as of June 25, 2014 by and between Nabors and Red Lion (the “Separation Agreement”) to separate Nabors’ completion and production services business in the U.S. and Canada (“NCPS”) from the other businesses of Nabors, as a result of which Red Lion will own solely NCPS (the “Separation”). In the Merger, each share of the Company’s common stock (other than any treasury shares) will be converted into the right to receive one Red Lion common share. It is currently expected that, immediately following the closing of the Merger (the “Closing”), former C&J stockholders will own approximately 47% of the issued and outstanding Red Lion common shares (49.75% on a fully diluted basis) and Nabors will own approximately 53% of the issued and outstanding Red Lion common shares (50.25% on a fully diluted basis). When the Merger is completed, Red Lion (which will then own both NCPS and C&J) will be renamed C&J Energy Services, Ltd. and is expected to be listed on the NYSE under the ticker symbol CJES. Both the Separation and Merger are expected to qualify as tax-free transactions.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At Closing, Nabors will receive total consideration valued at approximately $2.86 billion at the time of signing the Merger Agreement, comprised of approximately $938 million in cash and approximately 62.5 million Red Lion common shares, which were valued based on the $30.76 45-day volume weighted average price for C&J’s common stock at the time of signing the Merger Agreement. Neither the number of common shares nor the cash consideration is subject to adjustment. The value of such consideration to be paid to Nabors at closing was $2.14 billion as of October 31, 2014, with the approximately 62.5 million Red Lion common shares valued based on the closing price on the NYSE for C&J’s common stock on such date.

Closing is subject to customary closing conditions, including, among others, (1) the consummation of the Separation in accordance with the Separation Agreement, (2) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), (3) approval by C&J’s stockholders, (4) the registration statement on Form S-4 (the “S-4”) used to register the Red Lion common shares to be issued in the Merger being declared effective by the SEC, (5) the approval for listing on the NYSE of the Red Lion common shares to be issued in the Merger, (6) subject to specified materiality standards, the accuracy of the representations and warranties of, and the performance of all covenants by, the parties, (7) the absence of a material adverse effect with respect to each of C&J and Red Lion; (8) the availability of the proceeds of the debt financing to effect the Note Repayment, (9) the receipt of consents, approvals and other deliverables with respect to certain agreements of C&J; (10) the receipt by Nabors of an opinion from its counsel to the effect that certain aspects of the Separation should qualify as tax-free pursuant to Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”) and (11) the receipt by C&J of an opinion from its counsel to the effect that the Merger should be treated as a reorganization within the meaning of Section 368(a) of the Code and Red Lion should be treated as a corporation within the meaning of Section 367(a) of the Code.

On July 28, 2014 the Company was granted early termination of the HSR waiting period by the U.S. Federal Trade Commission. On September 29, 2014, Red Lion filed the S-4, with the SEC which includes a preliminary prospectus of Red Lion and a preliminary proxy statement of C&J.

C&J currently expects the Closing to occur in the fourth quarter of 2014, subject to timely completion of the SEC’s review of the S-4 and other customary closing items. There can be no assurance as to whether or when the Closing will occur.

Acquisition of Tiger Cased Hole Services, Inc.

On May 30, 2014, the Company acquired all of the outstanding equity interests of Tiger for approximately $33.2 million, including working capital adjustments.

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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The purchase price was allocated to the net assets acquired based upon their estimated fair values, as follows (in thousands):

Current assets	$3,851
Property and equipment	8,176
Goodwill	14,671
Other intangible assets	17,340

Total assets acquired	$44,038

Current liabilities	$1,223
Deferred income taxes	8,556
Other liabilities	1,015

Total liabilites assumed	$10,794

Net assets acquired	$33,244

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “plan,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “potential,” “would,” “may,” “probable,” “likely,” and similar expressions that convey the uncertainty of future events or outcomes, and the negative thereof, are intended to identify forward-looking statements. Forward-looking statements, which are not generally historical in nature, include those that express a belief, expectation or intention regarding our future activities, plans and goals and our current expectations with respect to, among other things:

•	our future revenue, income and operating performance;

•	our ability to sustain and improve our utilization, revenue and margins;

•	our ability to maintain acceptable pricing for our services, including through term contacts and/or pricing agreements;

•	our operating cash flows and availability of capital;

•	our ability to execute our long-term growth strategy, including expansion into new geographic regions and business lines;

•	our plan to continue to focus on international growth opportunities, and our ability to successfully execute and capitalize on such opportunities;

•	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements;

•	the timing and success of future acquisitions and other strategic initiatives and special projects;

•	future capital expenditures;

•	our ability to finance equipment, working capital and capital expenditures; and

•	our ability to consummate, the timing and success of the proposed combination with the Completion and Production Services business of Nabors Industries, Ltd.

Forward-looking statements are not assurances of future performance and actual results could differ materially from our historical experience and our present expectations or projections. These forward-looking statements are based on management’s current expectations and beliefs, forecasts for our existing operations, experience, expectations and perception of historical trends, current conditions, anticipated future developments and their effect on us, and other factors believed to be appropriate. Although management believes the expectations and assumptions reflected in these forward-looking statements are reasonable as and when made, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all). Our forward-looking statements involve significant risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, risks associated with the following:

•	the cyclical nature and volatility of the oil and gas industry, which impacts the level of exploration, production and development activity and spending patterns by the oil and natural gas exploration and production industry;

•	a decline in, or substantial volatility of, crude oil and natural gas commodity prices, which generally leads to decreased spending by our customers and negatively impacts drilling and production activity and therefore impacts demand for our services;

•	a decline in demand for our services, including due to overcapacity and other competitive factors affecting our industry;

•	pressure on pricing for our core services, including due to competition and industry and/or economic conditions, which may, impact among other things, our ability to implement price increases or maintain pricing on our core services;

•	changes in customer requirements in markets or industries we serve;

•	costs, delays, regulatory compliance requirements and other difficulties in executing our long-term growth strategy, including those related to expansion into new geographic regions and new business lines;

•	the effects of future acquisitions on our business, including our ability to successfully integrate our operations and the costs incurred in doing so;

•	risks associated with business growth outpacing the capabilities of our infrastructure;

•	adverse weather conditions in oil or gas producing regions;

•	the effect of environmental and other governmental regulations on our operations, including the risk that future changes in the regulation of hydraulic fracturing could reduce or eliminate demand for our hydraulic fracturing services;

•	the incurrence of significant costs and liabilities resulting from our failure to comply, or our compliance with, new or existing environmental regulations or an accidental release of hazardous substances into the environment;

•	risks associated with expanding our operations overseas;

•	the loss of, or inability to attract new, key management personnel;

•	the loss of, or interruption or delay in operations by, one or more significant customers;

•	the failure to pay amounts when due, or at all, by one or more significant customers;

•	a shortage of qualified workers;

•	the loss of, or interruption or delay in operations by, one or more of our key suppliers;

•	operating hazards inherent in our industry, including the significant possibility of accidents resulting in personal injury or death, property damage or environmental damage;

•	accidental damage to or malfunction of equipment;

•	an increase in interest rates;

•	the potential inability to comply with the financial and other covenants in our debt agreements as a result of reduced revenue and financial performance or our inability to raise sufficient funds through assets sales or equity issuances should we need to raise funds through such methods; and

•	risks related to the proposed combination with the Completion and Production Services business of Nabors Industries, Ltd.

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

Overview

We are an independent provider of premium hydraulic fracturing, coiled tubing, cased-hole wireline, pumpdown and other complementary services with a focus on complex, technically demanding well completions. These services are provided to oil and natural gas exploration and production companies throughout the United States. With the development of our specialty chemicals business and our strategic acquisitions during 2013, we now blend and supply specialty chemicals for completion and production services, including the fluids used in our hydraulic fracturing operations, and also manufacture and provide downhole tools and related directional drilling technology and data acquisition and control systems. These products are provided to third-party customers in the energy services industry and are also used in our operations and equipment. In addition to our suite of completion, stimulation and production enhancement services, we manufacture, repair and refurbish equipment and provide parts and supplies for third-party companies in the energy services industry, as well as to fulfill our internal needs.

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

Headquartered in Houston, Texas, we operate in some of the most active basins in the United States. We also have an office in Dubai and are in the process of establishing an operational presence in key countries in the Middle East.

Recent Developments

Proposed Combination with the Completion and Production Services Business of Nabors Industries, Ltd. (“Proposed NCPS Combination”)

On June 25, 2014, we entered into a definitive merger agreement (the “Merger Agreement”) with Nabors Industries Ltd., a Bermuda exempted company (“Nabors”), and Nabors Red Lion Limited, a Bermuda exempted company and a wholly owned subsidiary of Nabors (“Red Lion”), pursuant to which, subject to the terms and conditions thereof, a wholly owned subsidiary of Red Lion (“Merger Sub”) will merge with and into C&J Energy Services, Inc. with C&J surviving as a wholly owned subsidiary of Red Lion (the “Merger”). Prior to the Merger, Nabors will undergo a restructuring pursuant to a Separation Agreement dated as of June 25, 2014 by and between Nabors and Red Lion (the “Separation Agreement”)

to separate Nabors’ completion and production services business in the U.S. and Canada (“NCPS”) from the other businesses of Nabors, as a result of which Red Lion will own solely NCPS (the “Separation”). In the Merger, each share of our common stock (other than any treasury shares) will be converted into the right to receive one Red Lion common share. It is currently expected that, immediately following the closing of the Merger (“Closing”), former C&J stockholders will own approximately 47% of the issued and outstanding Red Lion common shares and Nabors will own approximately 53% of the issued and outstanding Red Lion common shares. When the Merger is completed, Red Lion (which will then own both NCPS and C&J) will be renamed C&J Energy Services, Ltd. and is expected to be listed on the New York Stock Exchange (“NYSE”) under the ticker symbol CJES. Both the Separation and Merger are expected to qualify as tax-free transactions.

At Closing, Nabors will receive total consideration valued at approximately $2.86 billion at the time of signing the Merger Agreement, comprised of approximately $938 million in cash and approximately 62.5 million Red Lion common shares, which were valued based on the $30.76 45-day volume weighted average price for C&J’s common stock at the time of signing the Merger Agreement. Neither the number of common shares nor the cash consideration is subject to adjustment. The value of such consideration to be paid to Nabors at closing was $2.14 billion as of October 31, 2014, with the approximately 62.5 million Red Lion common shares valued based on the closing price on the NYSE for C&J’s common stock on such date.

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

Closing is subject to customary closing conditions, including, among others, (1) the consummation of the Separation in accordance with the Separation Agreement, (2) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), (3) approval by C&J’s stockholders, (4) the registration statement on Form S-4 (the “S-4”) used to register the Red Lion common shares to be issued in the Merger being declared effective by the Securities and Exchange Commission (“SEC”), (5) the approval for listing on the NYSE of the Red Lion common shares to be issued in the Merger, (6) subject to specified materiality standards, the accuracy of the representations and warranties of, and the performance of all covenants by, the parties, (7) the absence of a material adverse effect with respect to each of C&J and Red Lion; (8) the availability of the proceeds of the debt financing to effect the Note Repayment, (9) the receipt of consents, approvals and other deliverables with respect to certain agreements of C&J; (10) the receipt by Nabors of an opinion from its counsel to the effect that certain aspects of the Separation should qualify as tax-free pursuant to Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”) and (11) the receipt by C&J of an opinion from its counsel to the effect that the Merger should be treated as a reorganization within the meaning of Section 368(a) of the Code and Red Lion should be treated as a corporation within the meaning of Section 367(a) of the Code.

On July 28, 2014, we were granted early termination of the HSR waiting period by the U.S. Federal Trade Commission. On September 29, 2014, Red Lion filed the S-4 with the SEC, which includes a preliminary prospectus of Red Lion and a preliminary proxy statement of C&J.

We currently expect the Closing to occur in the fourth quarter of 2014, subject to timely completion of the SEC’s review of the S-4 and other customary closing items. There can be no assurance as to whether or when the Closing will occur.

Strategic Initiatives and Growth Strategy

Growth of Core Service Lines, International Expansion

We are focused on growing our core service lines through the expansion of our assets, customer base and geographic reach, both domestically and internationally. During the third quarter of 2014, we focused on improving our core business by maximizing utilization of our assets and increasing market share by strengthening our presence in areas with high customer demand within our existing geographic footprint. We deployed 40,000 incremental hydraulic horsepower in July and an additional 40,000 hydraulic horsepower in September to take advantage of the rise in service-intensive completion activity. Importantly, due to strategic planning and the flexibility and control provided by our in-house manufacturing capabilities, we were able to put each new fleet to work with high activity operators immediately upon taking delivery of the equipment. We grew our wireline and pressure pumping operations, deploying incremental equipment to strengthen our presence and capitalize on strong demand in highly active basins. We also strengthened our coiled tubing business, adding equipment and gaining market share in some of our newer operating regions. Additionally, during the third quarter, we opened our first office in Wyoming, where we are now offering wireline services, as well as our directional drilling services, which we introduced to customers as a new service offering during the second quarter of 2014. Our directional drilling services line is described in more detail under “Service Line Diversification, Vertical Integration & Technological Advancement – Downhole Tools and Directional Drilling Technology.”

With respect to our international expansion efforts, we have continued to invest in the infrastructure needed to support the development of operations in the Middle East. In January 2014 we were awarded our first international contract to provide coiled tubing services on a trial basis in Saudi Arabia. During the first half of the year, we established coiled tubing equipment, crews and logistics on the ground in Saudi Arabia to service this contract. We mobilized on location for our customer in late June 2014 and we successfully completed our first coiled tubing job in July 2014. Through the third quarter and to date, we are continuing to provide coiled tubing services under the contract and we successfully performed several complex and technically demanding projects. Due to the size and scope of this first contract and the additional costs associated with establishing operations overseas, we do not expect to generate financial returns during this initial phase. Additionally, there is no guarantee that we will be able to obtain additional work with this customer beyond this provisional contract. However, we believe that this is a valuable opportunity to demonstrate our services outside of the United States. We are optimistic that our efforts can lead, over time, to a long-term relationship and additional opportunities with this new customer. We also hope that by demonstrating our capabilities in the region we may be able to secure opportunities with other potential customers in the Middle East.

Service Line Diversification, Vertical Integration & Technological Advancement

During the third quarter of 2014, we further advanced our ongoing strategic initiatives designed to strengthen, expand and diversify our business. As we continue to execute our long-term growth strategy, we remain focused on service line diversification, vertical integration and technological advancement. Our continued investment in our strategic initiatives has resulted in increasing capital expenditures and additional costs. We expect that our costs and expenses will continue to increase over the course of 2014 and into 2015 as we further develop these projects. Our strategic initiatives have not contributed significant third-party revenue to date, and we do not expect that any will contribute meaningful third-party revenue during 2014. However, we believe that these investments will yield significant financial returns, as well as meaningful cost savings to us, over the long term. Our current key strategic projects include the following:

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

•	Downhole Tools and Directional Drilling Technology. We have taken a multi-faceted, integrated approach to developing our directional drilling capabilities. In April 2013, we acquired a provider of directional drilling technology and related downhole tools. Building on that technology, during the first half of 2014 we began manufacturing premium drilling motors in-house and leasing them to third-party customers. During the third quarter of 2014, we began field testing new models of our drilling motors and we expect to launch these into operations during the fourth quarter of 2014.

During the second quarter of 2014, we introduced our new directional drilling services line to customers as a new service offering. Although this business is still in the early stages, we are now offering our directional drilling services to customers in Wyoming, North Dakota, and Utah, as well as in Texas. Although we do not expect this service line to provide any meaningful contribution to revenue in the near term, we believe that it has significant potential and we intend to continue investing in its growth. Although not at the outset, our goal is that, over time, our directional drilling services will be provided exclusively using our integrated downhole tools and directional drilling technology.

•	Data Control Systems. In December 2013, we acquired a manufacturer of data acquisition and control instruments, which are used in our hydraulic fracturing operations. In September 2014, we deployed 40,000 new hydraulic horsepower, which was the first of our equipment to include our proprietary control systems. We believe that the enhanced functionality and cost savings provided by satisfying one more of our equipment needs in-house will yield strong returns on our investment as we continue to grow our business. Additionally, we are now selling these products to third-party energy services companies.

•	Research and Technology Capabilities. Our Research and Technology division is currently focused on developing innovative, fit-for-purpose solutions designed to enhance our core service offerings, increase completion efficiencies, provide cost savings to our operations and add value for our customer. During the third quarter of 2014, we began field testing several products, and we are in various stages of development with several other products. We recently began using our proprietary perforating gun system, which is the result of a collaborative effort between our operations and technology teams, in our wireline operations. We believe these perforating guns will enhance the quality, reliability and safety of our wireline operations. Additionally, we are manufacturing them in-house, which is expected to generate significant costs savings. We believe that one of the strategic benefits of this division is the ability to develop and implement new technologies and enhancements and respond to changes in customers’ requirements and industry demand.

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

Hydraulic Fracturing Services. Our hydraulic fracturing operations contributed $273.1 million, or 62.1%, to our consolidated revenue during the third quarter of 2014, compared to $221.6 million of revenue during the second quarter of 2014 and $144.8 million of revenue during the third quarter of 2013. Revenue increased quarter over quarter primarily due to high activity levels characterized by more service intensive work across an expanded asset base as we deployed new incremental equipment to meet strong demand.

As of September 30, 2014, we operated an approximate aggregate 442,000 hydraulic horsepower (“HHP”) capacity, having deployed 40,000 incremental hydraulic horsepower in July and an additional 40,000 hydraulic horsepower in September to take advantage of increasing service-intensive completion activity in our primary operating areas and strong customer demand. As a result of our strategic planning and the flexibility provided by our in-house manufacturing capabilities, we were able to quickly secure work for each fleet with high activity operators immediately after deploying the equipment. We consider HHP to be deployed at such point that we have taken delivery of the equipment and made it available for immediate operations, regardless of whether we have secured work for the equipment at that time.

HHP is a measure of the pressure pumping capabilities of a pressure pump unit and each of our pressure pump units has approximately 2,000 HHP of pressure pumping capacity. We measure capacity for our hydraulic fracturing services based on the aggregate HHP in our hydraulic fracturing fleet that we have deployed, as the amount of HHP capacity that we have available for operations generally correlates to our ability to generate revenue. The HHP requirements for a hydraulic fracturing job varies widely based on numerous factors that are outside of our control, including the geological characteristics of the reservoir formation, the well structure and customer specifications. We have performed jobs with as little as 2,000 HHP, and jobs that have required as much as 44,000 HHP.

We generate revenue for the services provided and consumables (such as fluids and proppants) used in our hydraulic fracturing operations on a per job basis, which can consist of one or more fracturing stages. The number of fracturing stages, and the size and intensity of those fracturing stages, will vary significantly from job-to-job based on a number of factors, including the geological characteristics of the reservoir formation, the well structure and customer specifications. This directly impacts the amount of HHP capacity and hours of services provided and volume of consumables used in a hydraulic fracturing job. We typically charge prevailing market prices per hour for our services and charge at cost plus an agreed-upon markup for consumables used. We may also charge fees for the mobilization and set-up of equipment, any additional equipment used on the job, and other miscellaneous consumables. Generally, these fees and other charges vary depending on the equipment, personnel and consumables required for the job, as well as competitive factors and market conditions in the region in which the services are performed. Given these variables, revenue and operating margins may vary substantially from job-to-job, from customer-to-customer and from month-to-month.

We measure our activity levels, or utilization, by the total number of days that our aggregate HHP capacity works on a monthly basis. We generally consider our HHP capacity to be working such days that it is at or in transit to a job location, regardless of the number of hours worked or whether it generated any revenue during such time. Our management team monitors this measure of asset utilization for purposes of assessing our overall activity levels and customer demand, and efficiently allocating our assets. However, asset utilization is not indicative of our financial and/or operational performance and should not be given undue reliance. During the third quarter of 2014, our aggregate HHP capacity was approximately 94% utilized, based on a 30 calendar day month, compared to 95% utilized during the second quarter of 2014.

Our operating strategy includes maintaining high asset utilization levels to maximize revenue generation, which is why we have focused on those markets requiring significant pumping services, substantial HHP capacity, and large volumes of consumables. Our hydraulic fracturing assets are concentrated in operating areas characterized by complex, technically demanding, service intensive work with higher HHP requirements. We also target customers that favor 24-hour operations and multi-well pad drilling as part of our effort to maximize revenue generation. However, even if we are able to obtain a job-mix weighted towards greater revenue generating activities, this may not result in improved profitability. Given the cyclical nature of activity drivers in the U.S. land market areas coupled with the high labor intensity and costs of these services, operating margins can fluctuate widely depending on supply and demand at a given point in the cycle.

Coiled Tubing and Other Well Stimulation Services. Our coiled tubing operations contributed $44.7 million, or 10.2%, to our consolidated revenue during the third quarter of 2014, compared to $43.1 million of revenue for the second quarter of 2014 and $34.2 million for the third quarter of 2013. Our coiled tubing results improved quarter over quarter primarily due to continued strong demand for our high capacity coiled tubing units and we broadened our presence in newer operating areas.

As of September 30, 2014, we operated 28 coiled tubing units, having deployed one new incremental coiled tubing unit and related ancillary equipment during the third quarter. We consider a coiled tubing unit to be deployed at such point that we have taken delivery of the equipment and made it available for immediate operations, regardless of whether we have secured work for the equipment at that time. We measure capacity for our coiled tubing services primarily based on the total number of coiled tubing units that we have deployed, as the amount of coiled tubing units that we have available for operations generally correlates to our ability to generate revenue. We intend to increase our coiled tubing capacity over the remainder of 2014. Our coiled tubing services are well-established in some of the most active basins in the United States and we are committed to further grow this business in terms of capacity, geographic reach and market share.

We generate revenue for the services provided and consumables (such as stimulation fluids, nitrogen and coiled tubing materials) used in our coiled tubing operations on a per job basis. The type and amount of required services and service intensity will vary significantly from job-to-job based on a number of factors, including the geological characteristics of the reservoir formation, the well structure and customer specifications. We typically charge prevailing market prices per hour for our services and charge at cost plus an agreed-upon markup for any consumables used in performing our services. We may also charge fees for mobilization and set up of equipment, the personnel on the job, any additional equipment used on the job and other miscellaneous consumables. Generally, these fees and other charges vary depending on the type of service to be performed and the equipment and personnel required for the job, as well as competitive factors and market conditions in the region in which the services are performed. Given these variables, revenue and operating margins may vary substantially from job-to-job.

We measure our activity levels, or utilization, for our coiled tubing services primarily by the total number of days that our aggregate coiled tubing units work on a monthly basis. We generally consider a coiled tubing unit to be working such days that it is at a customer job location, regardless of the number of hours worked or the amount of revenue generated during such time. Our management team monitors this measure of asset utilization for purposes of assessing our overall activity levels and customer demand, and efficiently allocating our assets. However, asset utilization is not indicative of our financial and/or operational performance and should not be given undue reliance. During the third quarter of 2014, our coiled tubing services were approximately 77% utilized, based on available working days per month, which excludes scheduled maintenance days, compared to 76% utilized during the second quarter of 2014.

Our other well stimulation services primarily include nitrogen, pressure pumping and thru-tubing services. Additionally, with the development of our specialty chemicals business and our strategic acquisitions during 2013, we now blend and supply specialty chemicals for completion and production services, and also manufacture and provide downhole tools and related directional drilling technology and data acquisition and control systems. These products are provided to third-party customers in the energy services industry and are also used in our operations and equipment. After an evaluation of these businesses, it was determined that each is appropriately accounted for in our Stimulation and Well Intervention Services segment. Our other well stimulation services contributed $7.0 million, or 1.6% of our consolidated revenue, during the third quarter of 2014, compared to $6.3 million for the second quarter of 2014 and $4.9 million for the third quarter of 2013, the substantial majority of which was generated by our nitrogen, pressure pumping and thru-tubing services.

Wireline Services Segment

Our Wireline Services segment provides cased-hole wireline, pumpdown and other complementary services, including logging, perforating, pipe recovery and pressure testing services. Our Wireline Services segment contributed $113.2 million, or 25.7%, to our consolidated revenue during the third quarter of 2014, compared to $93.6 million in the second quarter of 2014 and $74.9 million in the third quarter of 2013. Revenue increased quarter over quarter due to continued strong demand for our wireline and pumpdown services by high utilization customers and during the third quarter we added new incremental equipment that was immediately put to work at strong utilization levels. Our results also benefitted from a full quarter’s contribution from Tiger Cased Hole Solutions, Inc. (“Tiger”), a leading provider of wireline services on the U.S. West Coast that we acquired on May 30, 2014.

As of September 30, 2014, we operated 91 wireline units and 47 pumpdown units, having deployed three new incremental wireline units and five new incremental pumpdown units during the third quarter. We consider a wireline unit to be deployed at such point that we have taken delivery of the equipment and made it available for immediate operations, regardless of whether we have secured work for the equipment at that time. We measure capacity for our wireline services primarily based on the total number of wireline units that we have deployed, as the wireline units that we have available for operations generally correlates to our ability to generate revenue. We generate revenue for our wireline services on a per job basis at agreed-upon spot market rates. Wireline jobs are short-term in nature, typically lasting only a few hours to a few days. We measure our activity levels, or utilization, for our wireline services primarily by the total number of days that our aggregate wireline units work on a monthly basis. We generally consider a wireline unit to be working such days that it is at or in transit to a job location, regardless of the number of hours worked or whether it generated any revenue during such time. Our management team monitors this measure of asset utilization for purposes of assessing our overall activity levels and customer demand, and efficiently allocating our assets. However, utilization is not indicative of our financial and/or operational performance and should not be given undue reliance. During the third quarter of 2014, our wireline services were approximately 82% utilized, based on available working days per month, which excludes scheduled maintenance days, compared to 84% utilized during the second quarter of 2014.

We have aggressively grown market share and produced strong results since our entry into this service line through our June 2012 acquisition of Casedhole Solutions. During the second quarter of 2014, we expanded our wireline capabilities through the acquisition of Tiger. We have successfully integrated Tiger into our company, and Tiger has continued to steadily grow its business. We believe this acquisition, which established our presence in a new market, enhances our ability to grow market share and increase revenue for our wireline services. We believe that we can leverage Tiger’s experience and relationships with many of the operators in the region to further expand our wireline operations and introduce our other services into the region.

Equipment Manufacturing Segment

Our Equipment Manufacturing segment manufactures, refurbishes and repairs equipment and provides oilfield parts and supplies for third-party customers in the energy services industry, as well as to fulfill the internal equipment demands of our Stimulation and Well Intervention Services and Wireline Services segments. This business continues to provide us with cash flow savings from intercompany purchases, including equipment manufacturing, repair and refurbishment, and also supports active management of parts and supplies purchasing. One of the many benefits provided by our in-house manufacturing capabilities is the ability to minimize the cost and ensure timely delivery of new equipment to meet customer demand. It also gives us the flexibility to timely respond to changes in market conditions and customer demand, which we believe provides a competitive advantage. This segment is key to our vertical integration efforts providing us a means to integrate our strategic initiatives to implement technological developments and enhancements.

Our Equipment Manufacturing segment contributed $1.7 million to our consolidated revenue during the third quarter, compared to $3.4 million of revenue for the second quarter of 2014 and $3.1 million of revenue for the third quarter of 2013.

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

Early in the first quarter of 2014, we experienced an increase in customer demand with the rise in completion activity in our core operating areas. Completion activity continued to improve through the first half of 2014, and during the third quarter of 2014 we experienced a further increase in service intensive completion activity. We generated high utilization levels across our core service lines for the third quarter of 2014, as we continued to build on the momentum from earlier in the year, while adding new incremental equipment to take advantage of strong customer demand. Based on current activity levels and visibility across our core service lines, our outlook remains positive for the remainder of 2014, although we anticipate the typical year-end seasonal slowdown. While we have some concerns about the recent decline in commodity prices, recognizing that a sustained weakness in pricing could lead to a reduction in activity and impact our customers 2015 capital budgets, to date we have not experienced a decrease in demand. We plan to deploy additional wireline, pumpdown and coiled tubing equipment over the remainder of 2014 to further increase our ability to meet current market demands.

We have aligned ourselves with customers that we anticipate will have substantial volumes of work in 2015 and we will continue to target work with what we believe are high efficiency operators. We believe we are well-positioned to continue to benefit from the industry’s ongoing trends towards more service-intensive jobs. We intend to continue increasing market share by strengthening our presence within our existing geographic footprint and concentrating on targeted growth of our business, including the expansion of our hydraulic fracturing and coiled tubing operations into areas in which our wireline business already has a strong presence. As we drive the further expansion of our core service lines and growth in market share, we remain focused on generating higher utilization across our operations. Integral to our strategy is the expansion of our customer base by targeting operators who focus on high volume, high efficiency, service-intensive, 24-hour operations and multi-well pad drilling, which is where we believe that we better differentiate our services from our competitors.

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

The majority of our revenue is generated from our hydraulic fracturing services. Historically, most of our hydraulic fracturing services were performed under long-term “take-or-pay” contracts, the last of which expired in February 2014. We now provide substantially all our hydraulic fracturing services, along with our other core services, in the spot market. Accordingly, we are now significantly affected by, among other things, the pricing pressures and other conditions of the markets in which we provide our services. For additional information about the factors impacting our business and results of operations, please see “Industry Trends and Outlook.”

Results for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following table summarizes the change in our results of operations for the three months ended September 30, 2014 when compared to the three months ended September 30, 2013 (in thousands):

	Three Months Ended September 30,
	2014	2013	$ Change
Revenue	$439,978	$261,931	$178,047
Costs and expenses:
Direct costs	315,406	182,669	132,737
Selling, general and administrative expenses	50,596	34,592	16,004
Research and development	3,450	1,804	1,646
Depreciation and amortization	28,499	19,213	9,286
Loss on disposal of assets	16	194	(178)

Operating income	42,011	23,459	18,552
Other income (expense):
Interest expense, net	(2,778)	(1,585)	(1,193)
Other income, net	206	47	159

Total other expenses, net	(2,572)	(1,538)	(1,034)

Income before income taxes	39,439	21,921	17,518
Provision for income taxes	15,623	8,796	6,827

Net income	$23,816	$13,125	$10,691

Revenue

Revenue increased $178.0 million, or 68.0%, to $440.0 million for the three months ended September 30, 2014, as compared to $261.9 million for the same period in 2013. Revenue from our Stimulation and Well Intervention Services segment increased $138.7 million, with our hydraulic fracturing services delivering a $128.3 million increase in revenue and our coiled tubing services delivering a $10.0 million increase in revenue, and revenue from our Wireline Services segment increased $38.3 million. The increases in revenue from each of our core service lines are primarily due to the increase in service-intensive completion activity in our primary operating areas as well as the deployment of incremental equipment across our services lines.

Direct Costs

Direct costs increased $132.7 million, or 72.7%, to $315.4 million for the three months ended September 30, 2014, compared to $182.7 million for the same period in 2013 due to a $111.6 million increase in our Stimulation and Well Intervention Services segment primarily from our hydraulic fracturing operations and an $18.7 million increase in our Wireline Services segment, in each instance related to a corresponding increase in revenue. As a percentage of revenue, direct costs increased to 71.7% for the three months ended September 30, 2014 from 69.7% for the three months ended September 30, 2013, primarily due to the pricing environment of the spot market for our hydraulic fracturing services, as well as increased volumes and costs for proppants and logistics due to a job-mix weighted towards greater service-intensive activity.

Selling, General and Administrative Expenses (“SG&A”) and Research and Development Expenses (“R&D”)

SG&A increased $16.0 million, or 46.3%, to $50.6 million for the three months ended September 30, 2014, as compared to $34.6 million for the same period in 2013. We also incurred $3.5 million in R&D for the third quarter of 2014, as compared to $1.8 million for the same period in 2013.

Excluding $4.4 million in transaction costs associated primarily with the proposed NCPS Combination, the increases in SG&A and R&D were primarily due to increased costs associated with the growth of our business, including higher payroll and personnel costs and continued investment in our strategic initiatives, including service line diversification, vertical integration, technological advancement and international expansion. Inclusive of both SG&A and R&D, our strategic initiatives contributed approximately $9.9 million of additional costs for the third quarter of 2014, compared to $4.4 million in the third quarter of 2013.

Depreciation and Amortization

Depreciation and amortization expenses increased $9.3 million, or 48.3%, to $28.5 million for the three months ended September 30, 2014, as compared to $19.2 million for the same period in 2013. The increase was primarily related to $3.2 million from our Stimulation and Well Intervention Services segment associated with the deployment of new, incremental hydraulic fracturing and coiled tubing equipment and $3.8 million from our Wireline Services segment associated with the deployment of new, incremental wireline and pumpdown equipment.

Interest Expense

Interest expense was $2.8 million for the three months ended September 30, 2014, which increased from the corresponding period in 2013 due to increased average debt balances.

Income Taxes

We recorded a tax provision of $15.6 million for the three months ended September 30, 2014, at an effective rate of 39.6%, compared to a tax provision of $8.8 million for the three months ended September 30, 2013, at an effective rate of 40.1%. The decrease in the effective tax rate is primarily due to higher pre-tax book income, which caused permanent differences between book and taxable income and state income taxes to have a lower proportionate impact on the calculation of the effective tax rate, partially offset by the recognition of tax benefits for federal and state income tax credits.

Results for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

The following table summarizes the change in our results of operations for the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013	$ Change
Revenue	$1,124,436	$804,938	$319,498
Costs and expenses:
Direct costs	813,989	549,824	264,165
Selling, general and administrative expenses	141,902	99,904	41,998
Research and development	9,808	2,267	7,541
Depreciation and amortization	75,743	53,695	22,048
Loss on disposal of assets	15	516	(501)

Operating income	82,979	98,732	(15,753)
Other income (expense):
Interest expense, net	(6,722)	(4,918)	(1,804)
Other income, net	584	167	417

Total other expenses, net	(6,138)	(4,751)	(1,387)

Income before income taxes	76,841	93,981	(17,140)
Provision for income taxes	30,329	34,865	(4,536)

Net income	$46,512	$59,116	$(12,604)

Revenue

Revenue increased $319.5 million, or 39.7%, to $1.1 billion for the nine months ended September 30, 2014, as compared to $805.0 million for the same period in 2013. Revenue from our Stimulation and Well Intervention Services segment increased $228.1 million, with our hydraulic fracturing services delivering a $202.5 million increase in revenue and our coiled tubing services delivering a $25.2 million increase in revenue, and revenue from our Wireline Services segment increased $85.3 million. The increases in revenue from each of our core service lines are primarily due to the increase in service-intensive completion activity in our primary operating areas as well as the deployment of incremental equipment across our services lines.

Direct Costs

Direct costs increased $264.2 million, or 48.0%, to $814.0 million for the nine months ended September 30, 2014, compared to $549.8 million for the same period in 2013 due to a $209.2 million increase in our Stimulation and Well Intervention Services segment from our hydraulic fracturing operations and a $44.4 million increase in our Wireline Services segment, in each instance related to a corresponding increase in revenue. As a percentage of revenue, direct costs increased to 72.4% for the nine months ended September 30, 2014 from 68.3% for the nine months ended September 30, 2013, primarily due to the pricing environment of the spot market for our hydraulic fracturing services, as well as increased volumes and costs for proppants and logistics due to a job-mix weighted towards greater service-intensive activity.

SG&A and R&D

SG&A increased $42.0 million, or 42.0%, to $141.9 million for the nine months ended September 30, 2014, as compared to $99.9 million for the same period in 2013. We also incurred $9.8 million in R&D for the nine months ended September 30, 2014, as compared to $2.3 million for the same period in 2013.

Excluding $11.8 million in transaction costs associated primarily with the proposed NCPS Combination, the increases in SG&A and R&D for the nine months ended September 30, 2014 were primarily due to increased costs associated with the growth of our business and continued investment in our strategic initiatives, including service line diversification, vertical integration, technological advancement and international expansion. Inclusive of both SG&A and R&D, our strategic initiatives contributed approximately $27.4 million of additional costs for the nine months ended September 30, 2014.

Depreciation and Amortization

Depreciation and amortization expenses increased $22.0 million, or 41.1%, to $75.7 million for the nine months ended September 30, 2014, as compared to $53.7 million for the same period in 2013. The increase was primarily related to $8.5 million from our Stimulation and Well Intervention Services segment due to the deployment of new, incremental hydraulic fracturing and coiled tubing equipment and $8.4 million from our Wireline Services segment due to the deployment of new, incremental wireline and pressure pumping equipment.

Interest Expense

Interest expense was $6.7 million for the nine months ended September 30, 2014, which increased from the corresponding period in 2013 due to increased average debt balances.

Income Taxes

We recorded a tax provision of $30.3 million for the nine months ended September 30, 2014, at an effective rate of 39.5%, compared to a tax provision of $34.9 million for the nine months ended September 30, 2013, at an effective rate of 37.1%. The increase in the effective tax rate is primarily due to lower pre-tax book income, which caused permanent differences between book and taxable income and state income taxes to have a higher proportionate impact on the calculation of the effective tax rate, partially offset by the recognition of tax benefits for federal and state tax credits.

Liquidity and Capital Resources

Since the beginning of 2011, our primary sources of liquidity have been cash flows from operations, borrowings under our credit facilities and the net proceeds that we received from our initial public offering. Our primary uses of capital during this period were for the growth of our Company, including the purchase and maintenance of equipment for our core service lines, strategic acquisitions that complement and enhance our business, geographic expansion, vertical integration and technological advancement. Our capital expenditures, maintenance costs and other expenses have increased substantially over the last few years to support our growth. As we continue to execute our long-term growth strategy and advance on our ongoing strategic initiatives, we anticipate that these costs will continue to increase over 2014 and beyond.

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

Our Credit Facility (as defined and described in more detail under “Description of Our Indebtedness” and in “Note 2 – Long-Term Debt and Capital Lease Obligations” to the accompanying consolidated financial statements) provides for up to $400.0 million of revolving credit. As of September 30, 2014, we had $306.0 million outstanding under the Credit Facility and $2.0 million in letters of credit, and as of October 31, 2014, we had $316.0 million outstanding along with $2.0 million in letters of credit, leaving $82.0 million available for additional borrowings at that date. Our Credit Facility contains covenants that require us to maintain an interest coverage ratio, to maintain a leverage ratio and to satisfy certain other conditions, as well as certain limitations on our ability to make capital expenditures on a fiscal year basis. These covenants are subject to a number of exceptions and qualifications. As of September 30, 2014, we were in compliance with these covenants.

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

Capital expenditures totaled $92.1 million during the third quarter of 2014 and $235.8 million during the nine months ended September 30, 2014, which primarily consisted of construction costs for previously announced new equipment orders, including the 80,000 of hydraulic horsepower that we deployed during the third quarter. Our remaining 2014 capital expenditures are expected to range from $45 million to $55 million based on previously announced equipment orders and further development of our strategic initiatives, some of which may carry into 2015.

In 2015, we currently expect that much of our capital expenditure plan will be directed towards maintenance of our existing equipment, given the significant asset base that we expect to acquire through the proposed NCPS Combination. Notwithstanding the foregoing, we continually monitor the market, and we will invest in new, incremental equipment to capitalize on growth opportunities and meet customer demand. We will also continue to invest in the further development of our strategic initiatives.

We believe we are well-positioned to finance our future growth. As of October 31, 2014, $82.0 million was available for borrowing under our credit facility. We believe our cash flows from operations and existing capital, coupled with borrowings under our Credit Facility, will be sufficient to fund our remaining 2014 capital expenditures and sustain our spending levels over the next twelve months. We plan to continue to monitor the economic environment and demand for our services and adjust our business strategy as necessary.

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

Additionally, we are actively evaluating opportunities to further expand our business and grow our geographic footprint, including through strategic acquisitions and targeted expansion, both domestically and internationally. With respect to our international expansion efforts, we are continuing to invest in the infrastructure needed to capitalize on available opportunities and support future operations. We have now commenced operations in Saudi Arabia under our first international contract for coiled tubing work on a provisional basis. Our team mobilized on location for our customer in late June and we successfully performed our first job in early July. Through the third quarter and to date, we are continuing to provide coiled tubing services under the contract and we successfully performed several complex and technically demanding projects. We have an office in Dubai and we expect to commence construction of an operational facility in Dubai by the end of 2014 to support our anticipated future Middle East operations. As we pursue compelling opportunities, we will continue to make capital investment decisions that we believe will support our long-term growth strategy.

Financial Condition and Cash Flows

The net cash provided by or used in our operating, investing and financing activities is summarized below (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash provided by (used in):
Operating activities	$112,678	$170,012
Investing activities	(257,950)	(116,073)
Financing activities	151,153	(39,724)

Change in cash and cash equivalents	$5,881	$14,215

Cash Provided by Operating Activities

Net cash provided by operating activities decreased $57.3 million for the nine months ended September 30, 2014 as compared to the corresponding period in 2013. This decrease was primarily due to higher accounts receivable balances from increased revenue offset by higher accounts payable balances supporting our increased activity levels.

Cash Used in Investing Activities

Net cash used in investing activities increased $141.9 million for the nine months ended September 30, 2014 as compared to the corresponding period in 2013. This increase was primarily due to a $113.2 million increase in capital expenditures primarily related to the equipment used in our Stimulation and Well Intervention and Wireline Services segments, as well as $33.2 million for the Tiger Acquisition.

Cash Provided by Financing Activities

Net cash provided by financing activities was $151.2 million for the nine months ended September 30, 2014 as compared to net cash used in financing activities of $39.7 million for the corresponding period in 2013. Net cash provided by financing activities increased $190.9 million primarily due to net borrowings from our credit facility to fund increased capital expenditures related to new equipment, the Tiger Acquisition, higher working capital and transaction costs associated with the proposed NCPS Combination.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of September 30, 2014.

New Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have has not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

The Amendment increased our borrowing capacity under the Credit Facility to $400.0 million. To effectuate this increase, new financial institutions were added to the Credit Facility as lenders and certain existing lenders severally agreed to increase their respective commitments. Pursuant to the Amendment, the aggregate amount by which we may periodically increase commitments through incremental facilities was increased from $75.0 million to $100.0 million, the sublimit for letters of credit was left unchanged at $200.0 million and the sublimit for Swing Line Loans was increased from $15.0 million to $25.0 million. During the second quarter 2014, we drew down on our credit facility to fund the approximately $33.2 million acquisition of Tiger. As of September 30, 2014, we had $306.0 million outstanding under the Credit Facility and $2.0 million in letters of credit, and as of October 1, 2014, we had $316 million outstanding along with $2.0 million in letters of credit, leaving $82.0 million available for borrowing.

Loans under our Credit Facility are denominated in U.S. dollars and will mature on April 19, 2016. Outstanding loans bear interest at either LIBOR or a base rate, at our election, plus an applicable margin which ranges from 1.25% to 2.00% for base rate loans and from 2.25% to 3.00% for LIBOR loans, based upon our Consolidated Leverage Ratio. The Consolidated Leverage Ratio is the ratio of funded indebtedness to EBITDA for us and our subsidiaries on a consolidated basis. All obligations under our Credit Facility are secured, subject to agreed-upon exceptions, by a first priority perfected security position on all real and personal property of us and the Guarantor Subsidiaries. The weighted average interest rate as of September 30, 2014 was 3.0%.

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

The Credit Facility requires us to maintain, measured on a consolidated basis, (1) an Interest Coverage Ratio of not less than 3.00 to 1.00 and (2) a Consolidated Leverage Ratio of not greater than 3.25 to 1.00. As of September 30, 2014, we were in compliance with all debt covenants.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Controls over Financial Reporting.

No changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims incidental to or arising in the ordinary course of our business. Our management does not expect the outcome in any of these known legal proceedings, individually or collectively, to have a material adverse effect on our consolidated financial condition or results of operations.

On July 30, 2014, we, the members of our board of directors, including our management directors, together with Nabors Industries, Ltd. and its wholly owned subsidiary, Nabors Red Lion Limited, were sued in a putative shareholder class action by our stockholders. The case is styled City of Miami General Employees’ and Sanitation Employees’ Retirement Trust, et al. v. C&J Energy Services, Inc., et al.; C.A. No. 9980-VCN; In the Court of Chancery of the State of Delaware. The complaint alleges that our directors breached their fiduciary duties in connection with the proposed NCPS Combination, and that all of the named defendants aided and abetted these alleged violations. The complaint seeks injunctive relief, including an injunction against the consummation of the transactions, together with attorney’s fees and costs. The court has scheduled a hearing on November 24, 2014 to consider plaintiff’s anticipated motion to enjoin the stockholder meeting. We believe that the case is without merit and intend to vigorously defend it.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes stock repurchase activity for the nine months ended September 30, 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under Such Program
January 1 - January 31	—	—	—	—
February 1 - February 28	72,578	24.15	—	—
March 1 - March 31	358	26.03	—	—
April 1 - April 30	7,343	29.35	—	—
May 1 - May 31	—	—	—	—
June 1 - June 30	68,177	32.62	—	—
July 1 - July 31	1,981	32.65	—	—
August 1 - August 31	594	29.75	—	—
September 1 - September 30	198	28.04	—	—

(a)	Represents shares that were withheld by us to satisfy tax withholding obligations of employees that arose upon the vesting of restricted stock. The value of such shares is based on the closing price of our common stock on the vesting date.

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

C&J Energy Services, Inc.

Date: November 4, 2014	By:	/s/ Randall C. McMullen, Jr.
Randall C. McMullen, Jr.
President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of June 25, 2014, by and among Nabors Industries Ltd., Nabors Red Lion Limited and C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 2.1 to the C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on July 1, 2014 (File No. 001-35255))._

3.1	Amended and Restated Certificate of Incorporation of C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Registration Statement on Form S-1, dated March 30, 2011 (Registration No. 333-173177)).

3.2	Second Amended and Restated Bylaws of C&J Energy Services, Inc., effective February 27, 2012 (incorporated herein by reference to Exhibit 3.1 to the C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on February 29, 2012 (File No. 001-35255)).

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema Document

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.